Form 10KSB/A
period 1998-04-30
MEDIC MEDIA INC
filed 1998-10-21
CIK 1029762

UNITED STATES
             SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     AMENDMENT TO FORM 10-KSB


                                  MEDIC MEDIA INC.
    (Exact name of registrant as specified in its charter)


 Delaware                                  133944580
----------------------------       ---------------------------
State of Incorporation          IRS Employer ID No.


590 Madison Avenue, New York, NY            10022
----------------------------------------------       ----------------------
Address of principal Executive Offices          Zip Code


Registrant's Telephone Number    (212) 521-4497

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X          No_______

     As of September 30, 1998, the following shares of the Registrant's common stock were issued and outstanding:

     Voting common stock                          10,000,000


Traditional Small Business Disclosure  (check one):    Yes    X     No

     INDEX

     Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . .   . . 3

     Item 2.  FINANCIAL INFORMATION . . . . . . . . . . . . . 9

     Item 3.  DESCRIPTION OF PROPERTY . . . . . . . . . . . .15

     Item 4.  SECURITY OWNERSHIP OF CERTAIN
     BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . .  15

     Item 5.  DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . .15

     Item 6.  EXECUTIVE COMPENSATION. . . . . . . . . . . . .17

     Item 7.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS. ... . .. . . . . .. . . . . . . . . . .  .18

     Item 8.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . .19

     Item 9.  MARKET FOR COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS... . . . . . . . . . . . . .19

Item 1.   DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

MEDIC MEDIA INC., (the "Company") was organized incorporated on November 18, 1996 under the laws of the State of Delaware having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

The initial objective of the Company was to develop a major medical communications company in North America. This mission was to be realized by using a range of information pathways, including a nationally distributed health and medicine magazine, a broadcast television program and an Internet site on the World Wide Web. The Company performed a Regulation D 504 Offering to obtain funds for the growth and realization of the Company's business plan. The Offering was successful and 1,000,000 shares were placed. Notwithstanding the foregoing, the Company's initial management failed in its efforts to successfully expand the Company and chose to pursue other options. The current management were brought to the Company to pursue alternative business opportunities, and after due consideration, it was decided that the Company's best opportunity would be to merge with or acquire an existing entity. The majority of shares of the Company's common stock were acquired on June 23, 1998 by Technology
Finance Ltd. This entity, based in the, United Kingdom, along with Melchrisea Holdings Ltd., based in Gibraltar own approximately 63.5% of the Company's outstanding shares of common stock.

The Company is considered a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The Company voluntarily filed a registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more business opportunities. The Company currently has targeted a merger candidate, Automotive Facilities Corporation ("AFC"), a Delaware corporation. The Company has entered into a Letter of Intent with AFC to negotiate and enter into a definite written acquisition agreement. A copy of that Letter of Intent is attached hereto as Exhibit A. Management is confident that such an acquisition will be consummated.


OPERATION OF THE COMPANY

Since the original filing of the Form 10-KSB, the company has entered into a non-binding Letter of Intent Agreement with Automotive Facilities Corporation, ("AFC") a Delaware Corporation, to negotiate a definitive written acquisition Agreement, with the goal of finalizing such definitive written acquisition agreement, by December 14, 1998. The purpose of such Agreement is to finalize the terms of a merger transaction wherein Medic Media will be the surviving corporation. A copy of that Letter of Intent Agreement is attached hereto as Exhibit A. The Company is currently continuing its negotiations with AFC and is confident that a final written acquisition agreement will be executed. For such reason, the Company has not utilized any notices or advertisements to search for further business opportunities.

The Company has also entered into a Letter of Engagement with First London Securities Corporation ("First London"), a company based in the State of Texas, to act as its financial advisor and to furnish Investment Banking Services to the Company. A copy of that Letter of Engagement is attached hereto as Exhibit B. The Company's objective in retaining First London is to develop contacts and relationships within the investment community. The Company has not previously utilized any other financial advisors or consultants.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate
sufficient income to cover such expenses.   However, if the Company
engages outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company, at this time, does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner in its efforts to re-develop the Company's business opportunities during the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Management plans to further independently investigate and research and, if justified, potentially acquire or merge with one or more businesses or business opportunities if the Company's management, in their professional opinion, deem it advantageous in the event an acquisition agreement with AFC is not consummated. To this, management retains broad discretion in its efforts.

The Company voluntarily filed a registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


MANAGEMENT

Management expects to devote a minimal amount of time to the Company's activities and estimates that such time shall be approximately 5 hours per week.

The Company does not intend to issue any stock to management, promoters or their affiliates or associates, prior to a merger. In the event a merger is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement.

The management of the Company currently intends to promote another entity, Ascot Group and possible conflicts could arise. In the event such conflicts do arise, the management intends to advise the Board of Directors and to seek their consultation as to how such conflict may be resolved.

The Company has no current plans to issue securities prior to the identification of a merger candidate.

The Company intends to proceed to seek out a target company through its contacts and Letter of Agreement with First London Securities Corporation and to further negotiate a possible acquisition with AFC. The Company further intends to utilize First London Securities as a market maker for the Company's securities. The extent of First London's role as such market maker is defined in the Letter of Agreement between the Company and First London and, at this time, the Company does not intend to solicit or seek out any other entity to act as a market maker.

The Company's promoters and management have not been involved with any previous blank check offerings.


DISCUSSION ON PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ or a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) averageannual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.
The impact of the regulations applicable to penny stocks on the Company's securities is to reduce the market liquidity of the Company's securities by limiting the ability of broker/dealers to trade the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. The low price of the Company's Common Stock also has a negative effect on the amount and percentage of transaction costs paid by individual shareholders and the potential ability of the Company to raise additional capital by issuing additional shares. The primary reasons for these effects include the internal policies of certain institutional investors that prohibit the purchase of low-priced stocks, the fact that many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin and certain brokerage house policies and practices that tend to discourage individual brokers from dealing in low-priced stocks. In addition, since broker's commissions on low-priced stocks represent a higher percentage of the stock price than commissions on higher priced stocks, the current low share price of the Common Stock results in individual shareholders paying transaction costs that are a higher percentage of their total share value than would be the case if the Company's share price were substantially higher.

The Company intends to apply for listing on the NASDAQ SmallCap Market as soon as it consummates a merger or acquisition and meets the eligibility requirements. Under recently implemented NASDAQ rules, in order to be eligible for listing on the NASDAQ SmallCap Market, (i) the Company's
Common Stock must have a minimum bid price of $4.00, (ii) the Company must have minimum tangible net assets (total assets less total liabilities and goodwill) of $4 million or a market capitalization of at least $50 million or net income of at least $750,000 in two of the three prior years, (iii) the Company must have a public float of at least one million shares with a market value of at least $5 million and (iv) the Common Stock must have at least three market makers and be held of record by at least 300 shareholders. If at any time the Company were to satisfy all listing requirements other than the minimum bid price of $4.00 per share, then the Board of Directors is likely to recommend that the Company effect a reverse stock split in order to meet this minimum trading price listing requirement. Any such reverse stock split would require shareholder approval. There can be no assurance that at any time the Company would be able to satisfy some or all listing requirements or that any proposed reverse stock split will be approved by the shareholders or successfully implemented following such approval.


SELECTION OF OPPORTUNITIES

At the present, the Company does not intend to raise any capital through any public or private placement of its common stock. In the event that the Company finds a successful merger candidate, there is nothing in the Company's charter that the merger candidate cannot issue additional shares to raise additional funding for acquisitions.

The company has obtained an advance of funds from Technology Finance
which is utilized to cover the statutory obligations of the company.   The
terms of advancement allow Technology Finance to advance to the Company funds up to a limit of $50,000 to enable the Company to comply with statutory filings and to enable the Company to pursue the consummation of a potential merger/business combination. These funds will be repayable either in cash or securities upon the consummation of a merger/business combination.


FORM OF ACQUISITION

In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change in control in the Company. The Company believes that any merger would include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company. The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

The major shareholders of the Company, Technology Finance Ltd., and Melchrisea Holdings Ltd., own 39.5 percent and 24 percent, respectively, of the Company's outstanding shares of common stock. They are therefore capable of asserting influence over the management of the Company's affairs. Both entities will continue to exercise their voting rights to to elect the current directors to the Company's Board of Directors.

The Company has not adopted a policy relating to a cash finder's fee to anyone who finds a transaction which is consummated by the Company. The Company does not intend to issue securities (debt or equity) as a finder's fee. Finder's fees will not be payable to officers, directors or promoters of the company and no action. For this reason, no plan of action has currently been undertaken to prevent any conflict of interest regarding the payment of such fees to officers, directors or promoters of the company.

There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors. Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.


YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem. Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.


BLUE SKY CONSIDERATIONS

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange
Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. For this reason, management advises that any potential investor who has an interest in the Company should consult local Blue Sky counsel to determine whether the state within which that investor resides prohibits the purchase of shares of the Company in that jurisdiction.

Once the Company has acquired or merged with another entity, the Company will no longer be considered a "blank check" company. Additionally, shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

Item 2.  FINANCIAL INFORMATION

                              REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Medic Media, Inc.

We have audited the accompanying balance sheet of Medic Media, Inc., as of April 30, 1998 and the related statements of income, cash flows and stockholders' equity for the year then ended. These financial statements are
the responsibility of the Company's management.   Our responsibility is to
express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medic Media, Inc., as of April 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, in Note 3 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a gong concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter J. Repetti
New York, New York
June 11, 1998

[CAPTION]
                                                 MEDIC MEDIA, INC.
                                                     BALANCE SHEET
                                                     As of April 30, 1998

                                                                              APRIL 30, 1998
                                                                    ______________________
     ASSETS

     Current Assets
          Cash                                                                    $    0
          Other Current Assets                                                0
                                                                                    -------------
               Total Current Assets                                      $    0

     Other Assets                                                                  0
                                                                                     -------------
     Total Assets                                                              $   0
                                                                                    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities
          Accounts Payable                                              $    0
          Accrued Expenses                                          12,450
                                                                            -------------
               Total Current Liabilities                          $12,450

     Other Liabilities                                                           0
                                                                            -------------

               Total Liabilities                                       $12,450

     Shareholders' Equity
     Common Stock, $.001 par value,
     Authorized 25,000,000 shares;
     Issued and Outstanding 10,000,000 shares       $10,000

     Additional Paid In Capital                                     9,000
     Deficit Accumulated During
     the Development Stage                                      (31,450)
                                                                            -------------

               Total Shareholders' Equity                      (12,450)
                                                                            -------------

     Total Liabilities and Shareholders' Equity          $      0
                                                                             =======

 The accompanying notes are an integral part of these financial statement

     [CAPTION]
                                                   MEDIC MEDIA, INC.
                                                 INCOME STATEMENT
                                           For the Year ended April 30, 1998

                                                                      For the Year                 From
                                                                             Ended               Inception To
                                                                      April 30, 1998      April 30, 1998

                                                            -----------------------------------------------
     TOTAL REVENUES                                          $   0                        $   0
                                                                         --------------           -------------

     OPERATING EXPENSES:
          Accounting                                                    2,400                   2,400
          Legal                                                            10,000                 10,000
          Filing Fee                                                            50                        50
          Other Start Up Cost                                              0                  19,000
                                                                        --------------           -------------
     Net Loss                                                          (12,450)                (31,450)
                                                                         --------------           -------------
     Loss Per Share                                         (0.001245)               (0.032817)
                                                                         --------------           -------------

     WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                 10,000,000               9,958,333
                                                                           --------------           -------------


                                                  MEDIC MEDIA, INC.
                                               STATEMENT OF CASH FLOWS
                                         For the Year ended April 30, 1998


                                       For the Year                  From
                                        Ended                   Inception To
                                      April 30, 1998           April 30, 1998
                          --------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net Loss                       $    (12,450)              $    (31,450)
                                 --------------              ---------------
Adjustments to reconcile
Net Loss or net cash used
in operating Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                      12,450                      12,450
                                 --------------              ---------------
Total Adjustment                      12,450                      12,450
                                 --------------             ---------------
Net Cash used in
Operating Activities                       0                     (19,000)
                                 --------------             ---------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

Proceeds from Insurance of Common
 Stock                                     0                     (19,000)
                                   ------------              ---------------
Net Cash Provided by Financing             0                           0
Net Change in Cash                         0                           0
Cash at Beginning of Period                0                           0
Cash at End of Period                  $   0                       $   0
                                   ------------              ---------------

Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------------
Cash Paid During the Period for
Interest Expense                       $   0                       $   0
                                   ------------              ---------------
Corporate Taxes                            0                           0
                                   ------------              ---------------

The accompanying notes are an integral part of these financial statement


                                            MEDIC MEDIA, INC.
                                            INCOME STATEMENT
                                    For the Year ended April 30, 1998


                                    Common Stock Issued        Total           Acc.    Shareholder's
                                        Shares     Par Value   Paid Capital     Deficit          Equity
                -----------------------------------------------------------------------------------------
Issuance of 9,000,000
shares Nov. 18, 1996          9,000,000   $9,000            $ 0          $   0           $9,000

Issuance of 1,000,000
shares Dec. 29, 1998           1,000,000     1,000            9,000           0           10,000

Net Loss for the Period
from Inception to
Apr. 30, 1997                                    0            0                   0       19,000               0

Balance May 1, 1997        10,000,000  $10,000         $9,000     (19,000)             0

Net Loss for the Year
Ended Apr. 30, 1998                        0              0                 0     (12,450)      (2,450)

      -----------------------------------------------------------------------------------------------
Balance Apr. 30, 1998      10,000,000   $10,000       $9,000   $(31,450)   ($12,450)


The accompanying notes are an integral part of these financial statement

[CAPTION]
                                                           MEDIC MEDIA, INC.
                                                       INCOME STATEMENT
                                                               April 30, 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES

A. DESCRIPTION OF COMPANY: Medic Media, Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on November 18, 1996. The Company has one wholly owned subsidiary, Medic Media, incorporated in the United Kingdom. Medic Media Inc.'s principle objective is to locate and consummate a merger or acquisition with a private entity.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.

NOTE 2 - USE OF OFFICE SPACE

The company uses 1,000 square feet of space for its executive offices at 11 Waterloo Place, London, UK which it receives from one of its shareholders at no cost.

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company established its office in London, UK on November 18, 1996 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to April 30, 1996 no revenue and a net loss from operations of $31,450. As of April 30, 1996, the Company had a net capital deficiency of $12,450.

The Company may require additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its acquisition of a merger candidate. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Medic Media Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least12 months.

Item 3.  DESCRIPTION OF PROPERTY

The company's administrative offices are located at 590 Madison Avenue, New York, New York 10022 which are the offices of a major shareholder and are utilized free of charge. The Company does not own or control any material property.


Item 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of April 30, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


       Name and Address of          Amount and Nature of      Percent of
       Beneficial                    Beneficial Ownership         Class

     Melchrisea Holdings Ltd.            2,400,000                 24%
     25 Turnbulls Lane
     Gibraltar

     Technology Finance Ltd.             3,950,000                 39.5%
     Trafalgar House
     11 Waterloo Place
     London


Mr. Linden Boyne and his family, collectively, control 609,155 shares of the Company's outstanding common stock and also own ten (10%) percent of the common stock of Technology Finance Ltd., which is 395,300 of the total issued and outstanding shares of Technology Finance Ltd. Mr. Basil Parker and his family, collectively, control 608,755 shares of the Company's outstanding common stock and also own ten (10%) percent of the common stock of Technology Finance Ltd., which is 395,300 of the total issued and outstanding shares of Technology Finance Ltd.

Both of the Company's majority shareholders, Melchrisea Holdings Ltd., and Technology Finance Ltd., are investment companies. Mr. Boyne owns ten (10%) percent of the common stock of Technology Finance Ltd., which is 395,300 of the total issued and outstanding shares of Technology Finance Ltd. Mr. Parker also owns ten (10%) percent of the common stock of Technology Finance Ltd., which is 395,300 of the total issued and outstanding shares of Technology Finance Ltd. Melchrisea Holdings Ltd., is also a majority shareholder in Technology Finance Ltd.


Item 5.  DIRECTORS AND EXECUTIVE OFFICERS

     Name                Age       Position Held                    Relation

     Basil R. Parker      48        President and Director             None
     Linden J.H. Boyne    54        Secretary-Treasurer and Director   None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

Both Basil R. Parker, the current Company President and Director, and
Linden J. H. Boyne, the current Company Secretary-Treasurer and Director, will be engaged in the operations of the Company and their efforts will be materials to the Company's success. They oversee the Company's search in locating potential business opportunities and targeting an entity to undertake a merger transaction. Additionally, they report to the shareholders regarding their progress and are open to receiving input from the majority shareholders, Melchrisea Holdings Ltd., and Technology Finance Ltd.

Messrs. Boyne and Parker have worked together for twenty-five years, maintain excellent contacts in the United Kingdom business community and have run various businesses. The largest which they have run is the NSS Newsagents, a national chain in the United Kingdom which maintains over 500 stores in the United Kingdom. Mr. Parker has been President and director of the Company since June 23, 1998. For the past seven years, he has worked for Rosegold Ltd. Shopfittes and is currently Managing Director of the company. Mr. Boyne has been Secretary-Treasurer and director of the Company since 1998. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfittes.

The Company in December 1996 conducted a Regulation D 504 Offering to raise seed capital with the aim of enacting the Company's business plan. This initial 504 offering was successful however, at a later stage in March 1997, the former management of the Company received offers to work elsewhere and left the company. Thus, the second round of fund raising was never completed. This left the three main shareholders of the Company with 9,000,000 shares and thirteen other shareholders with the total amount of shares, specifically 1,000,000 shares, purchased in the Regulation D 504 Offering.

Prior to their departure, the former management introduced the current management with whom they had a business acquaintance, specifically
Messrs. Linden Boyne and Basil Parker, to the shareholders and recommended them to take over the management of the Company which they did. Current management advised that the Company's best course would be to seek a merger with, or acquisition of, another entity. At that juncture, the owners of the 9,000,000 shares of the Company's stock transferred those shares to Technology Finance Ltd. Management believed that Technology Finance would likely find a merge candidate for the Company and would afford the shareholders who purchased the 1,000,000 shares in the Regulation D 504 Offering a better opportunity to realize a return on their investment.

There are no agreements or understandings for any officer or director to resign at the request of another person and there are no officers or directors at this time, or in the foreseeable future, acting on behalf of or at the direction of any other person.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity
Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


Item 6.  EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended April 30, 1998, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide remuneration. As of the date hereof, no person has accrued any compensation form the Company.

The payment of compensation to the directors of the Company by any target company will not be a criteria of consideration for any merger.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION: There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended April 30, 1998.

BONUSES AND DEFERRED COMPENSATION: None

COMPENSATION PURSUANT TO PLANS: None

PENSION TABLE: None

OTHER COMPENSATION: None

COMPENSATION OF DIRECTORS: None

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 7.   CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS WITH MANAGEMENT AND OTHERS

To the best of Management's knowledge, during the fiscal year ended
December 31, 1996 and 1997, there was no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Technology Finance Ltd., has advanced funds to pay for attorney's fees and accounting fees for the preparation of the Form 10, and will continue to advance such funds as needed for future reporting and compliance, for which it will be reimbursed by the Company. These shareholder advances totaled nil in the fiscal years ended April 30, 1996 and 1997 and $23,850 since that date.

Technology Finance has placed a cap of $50,000.00 on the amount of funds which it will advance to the Company. There is a written memorandum agreement that Technology Finance will receive repayment of such funds upon the consummation of a merger or acquisition by the Company. Technology Finance has advanced such funds with the expectation that the infusion of capital into the Company will enhance its growth potential and subsequent realization of profit which will be realized by the Company's shareholders.


CERTAIN BUSINESS RELATIONSHIPS

During the fiscal years ended April 30, 1997 and 1998, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT

To the best of Management's knowledge, during the fiscal years ended April 30,1996 and 1997, there were no material transactions, or series of similar transactions since the beginning of the last fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

To the best knowledge of management, no such transactions exist.


Item 8.  LEGAL PROCEEDINGS

No legal proceedings are pending at this time.


Item 9.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company is not aware of any quotations for its common stock now or at any time within the past two years.

At the present time, the Company has entered into an agreement with First London Securities Corporation for the development of relationships with the investment community and to also develop a trading market in the Company's common stock.

The company has 142 shareholders and the representation in its original
Form 10-KSB was erroneously misstated. The company obtained 142 shareholders as follows: There were 13 shareholders who purchased shares of the Company as part of its Regulation D 504 Offering. Portions of those shares were sold to other individuals and entities bringing to 23 the total number of shareholders resulting from the Regulation D 504 Offering. Technology Finance Ltd., acquired 9,000,000 shares during the restructuring of the Company and kept 3,950,000 shares for itself. The remaining
5,050,000 shares were distributed to the 118 shareholders of Technology finance as a stock dividend on a pro-rata basis according to their percentage holdings in Technology Finance.

A list of the Company's shareholders is attached as Exhibit C and identifies the name and location of each shareholder along with the number of shares owned.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated:

Dated: October 20, 1998

/s/      Medic Media Inc.
(Registrant)
By: B.R. Parker
       President and Director,
       Chief Executive Officer

/s/      Medic Media Inc.
(Registrant)
By: L.J. Boyne
       Secretary/Treasurer
       and Director