Form 10-K/A
period 1998-04-30
MEDIC MEDIA INC
filed 1998-11-24
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                           FORM 10-A


                        MEDIC MEDIA INC.
    (Exact name of registrant as specified in its charter)


 Delaware                                  133944580
----------------------                 ------------------
State of Incorporation                 IRS Employer ID No.


590 Madison Avenue, New York, NY            10022
--------------------------------       ------------------
Address of principal Executive Offices     Zip Code


Registrant's Telephone Number    (212) 521-4497

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

Item 2.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . .9

Item 3.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . ..15

Item 4.  SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . .15

Item 5.  DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . 15

Item 6.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 17

Item 7.  CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS. . . . . . . . . . . . . . . . . . .. . .18

Item 8.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 19

Item 9.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.. . . . . . . . . . . . . 19

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

The Company voluntarily filed a registration statement on Form 10 in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more business opportunities. The Company currently has targeted a merger candidate, Automotive Facilities Corporation ("AFC"), a Delaware corporation. The Company has entered into a Letter of Intent with AFC to negotiate and enter into a definite written acquisition agreement. A copy of that Letter of Intent is attached hereto as Exhibit 10. Management is confident that such an acquisition will be consummated.


OPERATION OF THE COMPANY

Since the original filing of the Form 10, the company has entered into a non-binding Letter of Intent Agreement with Automotive Facilities Corporation, ("AFC") a Delaware Corporation, to negotiate a definitive written acquisition Agreement, with the goal of finalizing such definitive written acquisition agreement, by December 14, 1998. The purpose of such Agreement is to finalize the terms of a merger transaction wherein Medic
Media will be the surviving corporation. A copy of that Letter of Intent Agreement is attached hereto as Exhibit 10. The Company is currently continuing its negotiations with AFC and is confident that a final written acquisition agreement will be executed. For such reason, the Company has not utilized any notices or advertisements to search for further business opportunities.

The Company has also entered into a Letter of Engagement with First London Securities Corporation ("First London"), a company based in the State of Texas, to act as its financial advisor and to furnish Investment Banking Services to the Company. A copy of that Letter of Engagement is attached hereto as Exhibit 10. The Company's objective in retaining First London is to develop contacts and relationships within the investment community. The Company has not previously utilized any other financial advisors or consultants.

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

The Company voluntarily filed a registration statement on Form 10 in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


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

The major shareholders of the Company, Technology Finance Ltd., and Melchrisea Holdings Ltd., own 39.5 percent and 24 percent, respectively, of the Company's outstanding shares of common stock. They are therefore capable of asserting influence over the management of the Company's affairs. Both entities will continue to exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

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

Peter J. Repetti
New York, New York
June 11, 1998

[CAPTION]
                           MEDIC MEDIA, INC.
                            BALANCE SHEET
                       As of April 30, 1998


                                     APRIL 30, 1998
                                   ______________________
ASSETS

Current Assets
  Cash                                $    0
Other Current Assets                       0
                                     -------------
Total Current Assets                  $    0

  Other Assets                             0
                                     -------------
Total Assets                          $    0
                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                    $    0
  Accrued Expenses                    12,450
                                     -------------
Total Current Liabilities            $12,450

Other Liabilities                          0
                                     -------------
Total Liabilities                    $12,450

Shareholders' Equity
Common Stock, $.001 par value,
Authorized 25,000,000 shares;
Issued and Outstanding
10,000,000 shares                    $10,000

Additional Paid In Capital             9,000

Deficit Accumulated During
the Development Stage                (31,450)
                                     -------------

Total Shareholders' Equity           (12,450)
                                     -------------

Total Liabilities and
Shareholders' Equity                 $     0
                                     =============

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

[CAPTION]
                            MEDIC MEDIA, INC.
                        STATEMENT OF CASH FLOWS
                 For the Year ended April 30, 1998

                              For the Year            From
                                 Ended             Inception To
                              April 30, 1998      April 30, 1998
                  -----------------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net Loss                      $  (12,450)         $  (31,450)
                             --------------      ---------------
Adjustments to reconcile
Net Loss to net cash used
in operating Activities:
Changes in Assets and
Liabilities Increase in
Accounts Payable and
Accrued Expenses                  12,450              12,450
                             --------------      ---------------
Total Adjustment                  12,450              12,450
                             --------------      ---------------
Net Cash used in
Operating Activities                   0             (19,000)
                             --------------      ---------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

Proceeds from Insurance of
Common Stock                           0             (19,000)
                             --------------      ---------------
Net Cash Provided by
    Financing                          0                   0
Net Change in Cash                     0                   0
                             --------------      ---------------
Cash at Beginning of Period            0                   0

Cash at End of Period              $   0               $   0
                             --------------      ---------------

Supplemental Disclosure
of Cash Flow Information

Cash Paid During the Period for
  Interest Expense                 $   0              $   0
                             --------------      ---------------
Corporate Taxes                        0                  0
                             --------------      ---------------

The accompanying notes are an integral part of these financial statement.

                             MEDIC MEDIA, INC.
                      SHAREHOLDERS' EQUITY STATEMENT
                    For the Year ended April 30, 1998

                    Common Stock Issued    Total          Acc.
Shareholder's
                   Shares     Par Value  Paid Capital   Deficit
    Equity

-----------------------------------------------------------------
--
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


--------------------------------------------------------------
Balance
Apr. 30, 1998       10,000,000    $10,000    $9,000     $(31,450)
   ($12,450)


The accompanying notes are an integral part of these financial statement

[CAPTION]
                         MEDIC MEDIA, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          April 30, 1998

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

The Company may require additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its acquisition of a merger candidate. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Medic Media Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months.

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

Name               Age   Position Held            Family Relation

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

INDEBTEDNESS OF MANAGEMENT

To the best of Management's knowledge, during the fiscal years ended April 30, 1996 and 1997, there were no material transactions, or series of similar transactions since the beginning of the last fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

The company has 142 shareholders and the representation in its original Form 10 was erroneously misstated. The company obtained 142 shareholders as follows: There were 13 shareholders who purchased shares of the Company as part of its Regulation D 504 Offering. Portions of those shares were sold to other individuals and entities bringing to 23 the total number of shareholders resulting from the Regulation D 504 Offering. Technology Finance Ltd., acquired 9,000,000 shares during the restructuring of the Company and kept 3,950,000 shares for itself. The remaining 5,050,000 shares were distributed to the 118 shareholders of Technology finance as a stock dividend on a pro-rata basis according to their percentage holdings in Technology Finance.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated:

Dated: October 20, 1998

/s/ Medic Media Inc.
    (Registrant)
By: B.R. Parker
    President and Director,
    Chief Executive Officer