Form 10QSB
period 1998-07-31
MEDIC MEDIA INC
filed 1998-12-11
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998

                                  or

[ ] Transition report pursuant to Section 13 or 15(d0 of the Securities Exchange Act of 1934
       For the transition period from __________ to __________

-----------------------------------------------------------------

                        MEDIC MEDIA, INC.
    (Exact name of registrant as specified in its charter)


     Delaware                               133944580
 ---------------                        -------------------
State of Incorporation                  IRS Employer ID No.

590 Madison Avenue, New York, NY                10022
-------------------------------            --------------
Address of principal Executive Offices        Zip Code

Registrant's Telephone Number     (212) 521-4497

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of July 31, 1998, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        10,000,000


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   Nature of Business and Significant
                    Accounting Policies.  . . . . . . . . . . . 7
          Note 2.   Use of Office Space. . . . . . . . . . . . .7
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .7

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 13

Item 5.   Other information. . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        MEDIC MEDIA INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  July 31, 1998   April 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      2,684          12,450
                                   _________         ________

Total Current Liabilities             2,684          12,450
Loan Payable                         13,700               0
                                   _________         ________
Total Liabilities                    16,384          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 10,000,000 Shares                   10,000          10,000

Additional Paid in Capital            9,600           9,000
Deficit Accumulated During the
Development Stage                   (35,984)        (31,450)
                                   _________        ________

Total Stockholders' Equity          (16,384)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                        MEDIC MEDIA, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         July 31                 April 30
                     1998         1997       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,421       N/A          2,400        N/A
 Legal                2,500                   10,000
 Filing Fee              13                       50
 Rent                   600                        0
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (4,534)      N/A        (12,450)      N/A

NET LOSS PER SHARE   (.000453)               (.001245)

Weighted Average
  Number of Shares
  Outstanding       10,000,000              10,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MEDIC MEDIA, INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 1998       July 31, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,534)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (9,766)

                                 ________          ________

Total Adjustments                 (9,766)             N/A

Net Cash Used in
Operating Activities             (14,300)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Additional Paid
 In Capital                          600
Increase in Loan Payable          13,700

Net Cash Provided
by Financing Activities           14,300
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

  Note 1.  BASIS OF PRESENTATION

  The Financial statements are prepared on the accural basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 1998.

Note 2.  USE OF OFFICE SPACE

The Company uses 1,000 square feet of space for its executive offices at 11 Waterloo Place, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to Additional Paid in Capital.

Note 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital and ultimately having net income.

The Company established its office in London, UK on November 18, 1996 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company has from time of inception to July 31, 1998 no revenue and a net loss from operations of $35,984. As of July 31, 1998, the Company had a net capital deficiency of $16,384.

It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Medic Media, Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

  RESULTS OF OPERATIONS

  Since the original filing of the Form 10-KSB, the company has entered into a non-binding Letter of Intent Agreement with Automotive Facilities Corporation, ("AFC") a Delaware Corporation, to negotiate a definitive written acquisition Agreement, with the goal of finalizing such definitive written acquisition agreement by October 14, 1998. The purpose of such Agreement is to finalize the terms of a merger transaction wherein Medic Media will be the surviving corporation. The Company is currently continuing its negotiations with AFC to finalize a written acquisition agreement. For such reason, the Company has not utilized any notices or advertisements to search for further business opportunities.

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


  MANAGEMENT

  At the present, management expects to devote a minimal amount of time to the Company's activities and estimates that such time shall be approximately 5 hours per week.

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

  The major shareholders of the Company, Technology Finance Ltd., and Meichrisea Holdings Ltd., own 39.5 percent and 24 percent, respectively, of the Company's outstanding shares of common stock. They are therefore capable of asserting influence over the management of the Company's affairs. Both entities will continue to exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

  The Company has adopted a policy that a cash finder's fee of two (2%) percent may be paid to anyone who finds a transaction which is consummated by the Company. The Company does not intend to issue securities (debt or equity) as a finder's fee. No finder's fees will be payable to officers, directors or promoters of the company and no action. For this reason, no plan of action has currently been undertaken to prevent any conflict of interest regarding the payment of such fees to officers, directors or promoters of the company.

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



  PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

           There are currently no pending legal proceedings against the company.

  ITEM 2.  CHANGES IN SECURITIES

           The instruments defining the rights of the holders of any class of registered securities have not ben modified.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           There has been no default in the payment of principal, interest, sinking or purchase fund installment .

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter has been submitted to a vote of security holders during the period covered by this report.

  ITEM 5.  OTHER INFORMATION

           There is no other information to report which is material to the company's financial condition not previously reported.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.


                           SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 /s/ MEDIC MEDIA, INC.
______________________
Basil Parker, President