Form 10QSB
period 1998-10-31
MEDIC MEDIA INC
filed 1998-12-11
CIK 1029762

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

As of October 31, 1998, the following shares of the Registrant's common stock were issued and outstanding:

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
          Note 2.   Use of Office Space. . . . . . . . . . . . .7
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .7
          Note 4.   Related Party Transaction. . . . . . . . . .8

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 14

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 14

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        MEDIC MEDIA INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  October, 1998   April 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                         75          12,450
                                   _________         ________

Total Current Liabilities                75          12,450
Loan Payable                         20,021               0
                                   _________         ________
Total Liabilities                    20,096          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 10,000,000 Shares                   10,000          10,000

Additional Paid in Capital           10,200           9,000
Deficit Accumulated During the
Development Stage                   (40,296)        (31,450)
                                   _________        ________

Total Stockholders' Equity          (20,096)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                        MEDIC MEDIA, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31              July 31
                     1998         1997       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,200       N/A          1,421        N/A
 Legal                2,500                    2,500
 Filing Fee              12                       13
 Rent                   600                      600
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (4,312)      N/A        ( 4,534)      N/A

NET LOSS PER SHARE   (.000431)               (.000453)

Weighted Average
  Number of Shares
  Outstanding       10,000,000              10,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MEDIC MEDIA, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          October 31, 1998     October 31, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,312)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (2,609)

                                 ________          ________

Total Adjustments                 (2,609)             N/A

Net Cash Used in
Operating Activities             ( 6,921)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Additional Paid
 In Capital                          600
Increase in Loan Payable           6,321

Net Cash Provided
by Financing Activities            6,921
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


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


Note 4.  RELATED PARTY TRANSACTION

A note payable in the amount of $20,021 exists with Technology
Finance which is the majority shareholder of the Company.
Technology Finance Ltd., paid $6,321 of liabilities and expenses on behalf of the Company during the quarter. The loan is evidenced by a note which calls for repayment in cash or securities once a merger is consummated. The note bears no interest. The Company can borrow up to $50,000 on the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

Since the original filing of the Form 10, the company entered into a non-binding Letter of Intent Agreement with Automotive Facilities Corporation, ("AFC") a Delaware Corporation, to negotiate a definitive written acquisition Agreement, with the goal of finalizing such definitive written acquisition agreement, by December 14, 1998. The purpose of such Agreement was to finalize the terms of a merger transaction wherein Medic
Media was to be the surviving corporation. The Company has now ceased its negotiations with AFC and no acquisition agreement was reached.

As set forth in the Letter of Intent with AFC, the parties agreed that no definitive acquisition agreement would be entered until the Company had a market made in the Company's common stock. While AFC was attracted to the strengths of the Company's management, AFC required a merger candidate to be a reporting company to satisfy its intentions. However, AFC was not satisfied that the Company had satisfactorily passed the no comment stage with the SEC after the filing of the initial Form 10.

AFC has indicated that it is not interested in pursuing a merger transaction with the Company at this time because the Company cannot satisfy the needs of AFC to be a fully reporting company with a trading symbol.

The Company is not aware of any news articles, press releases, wire release, etc., which may have appeared in the last six months concerning the Company, its business or services.

There is no trading activity in the Company's common stock.

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

The Company voluntarily filed a registration statement on Form 10-KSB in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


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

  The Company intends to proceed to seek out a target company through its contacts and Letter of Agreement with First London Securities Corporation. The Company further intends to utilize First London Securities as a market maker for the Company's securities. The extent of First London's role as such market maker is defined in the Letter of Agreement between the Company and First London and, at this time, the Company does not intend to solicit or seek out any other entity to act as a market maker.

  The Company's promoters and management have not been involved with any previous blank check offerings.


  FORM OF ACQUISITION

  In the event the Company consummates a merger transaction or acquisition, the Company believes that there will be a change
  in control in the Company.   The Company believes that any
  merger would include the new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

  The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

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

  There is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Existing corporate policy does not permit such transactions, unless disclosed by the individual with such interest and consent to by the Board of Directors. This policy based upon an understanding between management and the Board of Directors.
  Management is unaware of any circumstances under which this policy, through its own initiative, may be changed.


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