Form 10QSB/A
period 1998-07-30
MEDIC MEDIA INC
filed 1999-01-08
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended July 30, 1998

                                or

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