Form 10QSB/A
period 1998-10-31
MEDIC MEDIA INC
filed 1999-01-08
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB/A

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 1998

                                or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from __________ to __________

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                        MEDIC MEDIA INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                October 31, 1998   April 30, 1998
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