Form 10QSB
period 1999-01-31
MEDIC MEDIA INC
filed 1999-02-26
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 31, 1998

-----------------------------------------------------------------

                        MEDIC MEDIA, INC.
    (Exact name of registrant as specified in its charter)


     Delaware                               13-3944580
 ---------------                        -------------------
State of Incorporation                  IRS Employer ID No.

590 Madison Avenue, New York, NY               10022
-------------------------------            --------------
Address of principal Executive Offices        Zip Code

Registrant's Telephone Number     (212) 521-4497

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of January 31, 1998, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements


TO THE BOARD OF DIRECTORS
MEDIC MEDIA, INC.


We have reviewed the accompanying balance sheet of Medic Media, Inc. (a development stage company) as of January 31, 1999, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Medic Media Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Graf Repetti & Co.
New York, New York
February 26, 1999

                         MEDIC MEDIA INC.
                  (A Development Stage Company)
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                January 31, 1999   April 30, 1998
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      3,738          12,450
                                   _________         ________

Total Current Liabilities             3,738          12,450
Note Payable -
   Technology Finance Ltd (Note 5)   20,071               0
                                   _________         ________
Total Liabilities                    23,809          12,450

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 10,000,000 Shares                   10,000          10,000

Additional Paid in Capital           10,800           9,000
Deficit Accumulated During the
Development Stage                   (44,609)        (31,450)
                                   _________        ________

Total Stockholders' Equity          (23,809)        (12,450)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                        MEDIC MEDIA, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         January 31             October 31
                     1999         1998       1998         1997
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,200       N/A          1,200        N/A
 Legal                2,500                    2,500
 Filing Fee              13                       12
 Rent                   600                      600
 Other Start Up Costs     0                        0
 Other Income             0                        0
                    ________   _______       ________   ________

NET LOSS             (4,313)      N/A        ( 4,312)      N/A

NET LOSS PER SHARE   (.000431)               (.001245)

Weighted Average
  Number of Shares
  Outstanding       10,000,000              10,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                       MEDIC MEDIA, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          January 31, 1999     October 31, 1997
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $ (4,313)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (3,663)
                                 ________          ________

Total Adjustments                 (3,663)             N/A

Net Cash Used in
Operating Activities              (  650)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Additional Paid
 In Capital                          600
Increase in Loan Payable              50

Net Cash Provided
by Financing Activities              650
                                 ________         _______

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0


The accompanying notes and accountant's report are an integral part of these financial statements.

Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company
    Medic Media, Inc. ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on November 18, 1996. The Company has one wholly owned subsidiary, Medic Media, incorporated in the United Kingdom. Medic Media Inc.'s principle objective is to develop a major medical communications company in North America and Europe by providing reliable, authoritative and up-to-date medical information for consumers and health-care professionals. The mission will be realized by using a range of information pathways, including a nationally distributed health and medicine magazine, a broadcast television program and pages on the World Wide Web. Strategic partnerships have already been made with leading retail pharmacists, health spas and advertising agencies which will help to create a brand awareness for the Company's projects.

B.  Basis of Presentation
    Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C.  Cash and Cash Equivalents
    For purposes of the statements of cash flows, the Company considers all short-term investments with maturity of three month or less to be cash equivalents.

D.  Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.


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

As a result, the Company has from time of inception to January
31, 1999 no revenue and a net loss from operations of $44,609.
As of January 31, 1999, the Company had a net capital deficiency of $23,809.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with publishing its magazine and books, and producing its television program and website. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Medic Media, Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years and to seek additional capital to fund further expansion of its operations.


Note 4.  NET LOSS PER SHARE

                                     For the Three
                                      Months Ended
                                    January 31, 1999
                                   ------------------
           Net Loss per share         $ (  0.00)



Note 5.  RELATED PARTY TRANSACTION

A note payable in the amount of $20,021 exists with Technology
Finance which is the majority shareholder of the Company.
Technology Finance Ltd., paid $50 of liabilities and expenses on behalf of the Company during the quarter. The loan is evidenced by a note which calls for repayment in cash or securities once a merger is consummated. The note bears no interest. The Company can borrow up to $50,000 on the note.

To Whom It May Concern:

This letter confirms that we are the independent accountants of Medic Media, Inc. We acknowledge our awareness of the use in the Form 10-Q of a report on unaudited financial information for the three months ended January 31, 1999. There has been no change in accounting principles or practices followed by the company for the past quarter.

Graf Repetti & Co.
New York, New York
February 26, 1999

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

The Company has incurred minimal expenses for the last quarter.
These expenses have been spent solely on accounting and legal fees relating to the company's filings.

The company is still seeking a merger or acquisition candidate and in February 1999 entered into discussions with a manufacturer of amphibious commercial vehicles with a view to acquiring them. The amphibious vehicle company specializes in the design and manufacture of vehicles that can operate in water and on land, and can include applications for the repair and maintenance of waterways, fish farming, military applications, and for emergency rescue in disaster areas not accessible by conventional forms of transport, as well as many other possible applications. Talks are currently on-going and management is hopeful that an acquisition will be made within the next quarter.

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

Technology Finance Ltd., has placed a cap of $50,000.00 on the amount of funds which it will advance to the Company. There is a written memorandum agreement that Technology Finance will receive repayment of such funds upon the consummation of a merger or acquisition by the Company. Technology Finance has advanced such funds with the expectation that the infusion of capital into the Company will enhance its growth potential and subsequent realization of profit which will be realized by the Company's shareholders.

Technology Finance Ltd., is a shareholder of the Company, owning 39.5% of the outstanding common stock of the Company. Technology Finance has advanced funds to the Company to pay for its statutory filing costs, attorney's fees and accounting fees and will continue to advance such funds as needed for future reporting and compliance. The maximum amount of funds Technology Finance will advance is $50,000. To date, Technology Finance has advanced $28,162 to the Company. The Company will repay this advancement of funds upon the consummation of a merger or acquisition by the Company. Technology Finance has advanced these funds with the expectation that the infusion of capital into the Company will enhance its growth potential and subsequent realization of profit which will be realized by the Company's shareholders.

The Company will consider the repayment of the funds advanced by Technology Finance as a criteria in selecting a target company to consummate a merger or business acquisition. The reason for including repayment of the funds as a criteria is that the Company wishes to consummate a merger or business transaction which will be able to repay the debt owed to Technology Finance. If a target company cannot repay this debt, then it will not be part of any merger or business acquisition with the Company.

The Company entered into a Letter of Engagement on July 29, 1998 with First London Securities Corporation ("First London") to act as its financial advisor and to furnish Investment Banking Services to the Company. The fee to be paid to First London is $5,000.00. The Company's objective in retaining First London is to develop contacts and relationships within the investment community. The Company has not previously utilized any other financial advisors or consultants. The Company will utilize the services of First London as a market maker once there is a market in the Company's stock and the company has cleared the no comment stage with the SEC and becomes a fully reporting company. There can be no assurance however that the company will clear the no comment stage and that there will be a market in the Company's stock. At this point, there is no market for the Company's stock and therefore First London is not rendering any services on behalf of the Company. However, the Company has filed a Form 15(c)2-11 with the NASD to obtain a trading symbol and obtain permission to make a market in the Company's stock. Approval of the Form 15(c)2-11 is still pending and there are no guarantees that such approval will be granted or that there will be a market in the Company's stock. Once, and if, approval is granted, First London will render its services under the Letter of Engagement and begin to create a market for the Company's common stock.

The Company will consider the payment of the fee to First London as a criteria in selecting a target company to consummate a merger or business acquisition. The reason for including repayment of First London's fee as a criteria is that the Company wishes to consummate a merger or business transaction which will be able to pay this fee in order for a market to be made in the Company's stock. If a target company cannot pay this debt, then it will not be part of any merger or business acquisition with the Company. Additionally, the Company may utilize an advancement of funds from its agreement with Technology Finance to pay the fee to First London.

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

Should the company's expenses on its legal and accounting fees run over the amount as outlined in the loan note from Technology Finance Limited then the company will negotiate with Technology Finance as to the procurement of additional funds to maintain the Company's reporting status.

The Company, at this time, does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner in its efforts to re-develop the Company's business opportunities during the next twelve months.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Management plans to further independently investigate and research and, if justified, potentially acquire or merge with one or more businesses or business opportunities if the Company's management, in their professional opinion, deem it advantageous. To this, management retains broad discretion in its efforts.

The Company has voluntarily become a reporting company in order to make information concerning itself more readily available to the public. Management believes that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") can provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of becoming a reporting, the Company is obligated to file with the Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.


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

The Company intends to proceed to seek out a target company through its contacts and Letter of Agreement with First
London Securities Corporation. The Company further intends to utilize First London Securities as a market maker for the Company's securities. At the present time, however, there is no market in the company's securities. The extent of First London's role as such market maker is defined in the Letter of Agreement between the Company and First London and, at this time, the Company does not intend to solicit or seek out any other entity to act as a market maker.


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

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

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

ITEM 3.  CHANGES IN SECURITIES

The instruments defining the rights of the holders of any class of registered securities have not ben modified.


ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders during the period covered by this report.


ITEM 6.  OTHER INFORMATION

There is no other information to report which is material to the company's financial condition not previously reported.


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

There are no exhibits attached and no reports on Form 8-K were filed during the quarter for which this report is filed.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ MEDIC MEDIA, INC.
_______________________
Basil Parker, President

Dated: February 26, 1999