Form 10-K/A
period 1999-04-30
MEDIC MEDIA INC
filed 1999-08-13
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                            FORM 10K

   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year end
          April 30, 1999

                           AMAC, INC.
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


     Delaware                              13-3944580
----------------------                 ------------------
State of Incorporation                 IRS Employer ID No.

3800 North Fairfax Drive - Suite 5
Arlington, Virginia 22203                     22203
--------------------------------------       --------
Address of principal Executive Offices       Zip Code


Registrant's Telephone Number   (703) 243-2597

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes       X          No _______

As of April 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

     Voting common stock       5,038,041

INDEX

Item 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . 3

Item 2.  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . .  6

Item 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . 6

Item 4.  SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS . . 6

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 6

Item 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  7

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION. . . . . . . .. . . 8

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . 12

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . 20

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . .20

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 24

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . 24

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS. . . . .25

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND
         REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 1.   DESCRIPTION OF BUSINESS

AMAC, INC., (the "Company") was organized incorporated on November 18, 1996, as Medic Media Inc., under the laws of the State of Delaware having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

The initial objective of the Company was to develop a major medical communications company in North America. This mission was to be realized by using a range of information pathways, including a nationally distributed health and medicine magazine, a broadcast television program and an Internet site on the World Wide Web.

The Company shortly after its inception performed a Regulation D 504 Offering of 1,000,000 shares at $.01 per share to obtain funds for the growth and realization of the Company's business plan. The Offering was successful and 1,000,000 shares were placed. Notwithstanding the foregoing, the Company's initial management failed in its efforts to successfully finance the Company and chose to pursue other options.

In March 1998, the Company chose to voluntarily file a registration statement on Form 10 in order to make information concerning itself more readily available to the public. Management believed that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believed that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

On March 18, 1999, the Company acquired 100 shares of common stock, GBP 1.0 par value, of CMAC Industries, Inc., (hereinafter "CMAC") a company incorporated under the laws of the Channel Islands of Jersey. The acquisition was consummated by the execution of an Acquisition Agreement dated March 8, 1999. The shares acquired by the Company represented one hundred (100%) percent of all of CMAC's then currently issued and outstanding common stock. The aggregate purchase price paid by the Company for the CMAC common shares was 3,500,000 post-reverse split shares of voting common stock of Medic Media Inc., $0.001 par value. These shares were issued to the sellers of the CMAC shares subsequent to a 6.5 to 1 reverse split of the voting common stock by the Company of its voting common stock.

There was no material relationship between the Company and CMAC prior to the acquisition by the company of the CMAC shares.
Subsequent to the acquisition of the CMAC shares, the Company changed its name to "AMAC Inc."

The Company is now a development stage company which is seeking to develop and manufacture amphibious vehicles. Additionally, the management of CMAC has been appointed as management to oversee the Company's entry in this field as it possesses extensive experience and knowledge in the amphibious vehicle and military industry.

The Company's business purpose is to design, develop and manufacture a range of working vehicles that can operate on land and in water. After development of amphibious vehicles for commercial purposes, the Company will seek to develop amphibious vehicles for recreational use. Its vehicles are based on proprietary hydraulics technology, which the Company believes is easy to maintain and is very cost effective. Flexible manufacturing techniques will allow a range of vehicles to be offered, suited to a variety of applications. The Company has already identified key areas where, at present, no individual vehicle is capable of carrying out the specific task satisfactorily. In addition, Company will offer a cost effective alternative to many applications which require land and water based transport.

The Company intends to design, develop and manufacture innovative high-technology products, specializing in those with broad industry and military applications. Initial design and testing on the company's first products has now been completed and demonstrations of the products to potential end users has brought substantial interest. In addition, the Company continues to develop and design new market driven concepts to strengthen and broaden their portfolio.

The Company has designed a number of aluminum hull forms, using the latest aluminum welding technology. The first prototype was launched in 1992 and licensed in the Spring of 1993, by the UK Department of Trade and Industry, and by Lloyds Shipping Hull Construction Certification.

Smaller vehicles will be manufactured to conform to certain road usage constraints, (28 feet in length and 8 feet 6 inches wide is considered the maximum size to avoid being flagged as an over-wide vehicle). It is not envisaged that these marine vehicles will be used on public roads or highways, as they are not road vehicles. From time to time however they will need to use them to access a beach or for shore. There is no constraint in overall design size. However currently, the largest design is 50 feet long with a 13 foot 6" beam. Draught and overall height are not issues. The smallest units will be 18" by 6'6" and much faster, with speeds of up to 35 mph on land and, through hydraulically retracting the wheels, 20 knots on water.

The hull, deck and wheel-house are constructed in welded form in marine grade aluminum, in accordance with Lloyd's hull construction certification. A variety of engines can be used, the preferred engines being diesel, with turbo charging and inter-cooling, either air-cooled ranging from a singe engine of 100hp on the smallest machines to twin 400hp engines on the biggest machines.

The prototype has attracted interest from various market sectors throughout the world. It is capable of a broad range of applications including debris clearance, oil spillage response, passenger carrying and rapid intervention fire fighting. The prototype unit is fully licensed by the Department of Trade and industry in the UK and has performed faultlessly throughout the test and demonstration period.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to produce or mass market a viable product or develop sufficient income for the Company. Investors are alerted that the Company is a development stage company with no proven income history and therefore there is no guarantee that a profit will be realized on any investment in the Company.

There have been no press releases made by the Company or articles or media coverage concerning the Company and its operations.

Item 2.  DESCRIPTION OF PROPERTIES

The Company's only significant asset is the two prototype vehicles which the Company expects to utilize in the marketing and development of vehicles. The prototype is licensed by the United Kingdom Department of Trade and Industry and by Lloyds Shipping Hull Construction Certification. The value of the prototype is approximately $600,000.00. The Company has no other significant assets.


Item 3.  LEGAL PROCEEDINGS

No legal proceedings are pending at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Only one matter was submitted to a vote of security holders during the past year. That vote in March 1999, by a unanimous majority, was taken by the security holders to approve the acquisition of 100 shares of common stock, GBP 1.0 par value, of CMAC Industries, Inc., (hereinafter "CMAC") a company incorporated under the laws of the Channel Islands of Jersey. The acquisition was consummated by the execution of an Acquisition Agreement dated March 8, 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of April 30, 1999, the Company had approximately 128 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the company's shares was during the week of May 14, 1999 wherein the closing price was 2-5/16 per share. The high/low sales price for the company's shares for the quarterly period ending June 30, 1999 was 3/1-1/2. Investors are alerted that there is a very limited market for the Company's shares and therefore minimal liquidity.

Item 6.  SELECTED FINANCIAL DATA
                           AMAC, INC.
                  (A Development Stage Company)
                SELECTED FINANCIAL DATA SCHEDULE
             FROM MAY 1, 1997 TO APRIL 30, 1999

                               For the Year       From Inception
                                  Ended                 To
                              Apr. 30, 1999        Apr. 30, 1999
                              -------------        -------------
Cash and Cash Items            $  3,487            $   3,487
Marketable Securities                 0                    0
Notes and Accounts Receivable         0                    0
Allowances for doubtful accounts      0                    0
Inventory                             0                    0
Total Current Assets              3,487                3,487
Property, plant and equipment   648,960              648,960
Other Assets                     11,500               11,500
Accumulated depreciation              0                    0
Total assets                    663,947              663,947
Total current liabilities        21,446               21,446
Bonds, mortgages and debt       729,916              729,916
Preferred stock - redemption          0                    0
Common stock                      5,038                5,038
Other stockholders' equity        9,000                9,000
Total Liabilities and
 Stockholders' equity          (150,415)            (150,415)
Net Sales of Tangible Products        0                    0
Total Revenues                        0                    0
Cost of Tangible Goods Sold           0                    0
Total Costs and Expenses applicable
    To sales and revenues             0                    0
Other costs and expenses        133,004              164,454
Provision for doubtful accounts       0                    0
Interest and amortization of
    Debt discount                     0                    0
Income before taxes
    and other items            (133,004)            (164,454)
Income tax expenses                   0                    0
Income/loss continuing
    operations                 (133,004)            (164,454)
Discontinued operations               0                    0
Extraordinary items                   0                    0
Cumulative Effect - changes in
    Accounting principles             0                    0
Net Income or loss             (133,004)            (164,454)

There have been no accounting changes, business combinations or dispositions of business operations by the Company that materially affect the comparability of the information reflected in the selected financial data. The Company is a developmental stage company which has no operating history and no significant assets.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no guarantee that the Company will have the ability to acquire or merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company. In the opinion of management, inflation has not and will not have a material affect on the operations of the Company as it does not currently have any significant assets, debt or income.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The company requires additional capital principally to meet its costs in search of a merger or business acquisition and for general and administrative expenses.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

The Company is a development stage company. Its principal business is to design, develop and manufacture a range of amphibious vehicles that can operate on land and in water. These vehicles will incorporate proprietary hydraulics technology, which the Company believes is easy to maintain and is very cost
effective.   The Company has developed a prototype model which
incorporates aluminum welding technology. The Company's product is specialized and designed to operate where a land based vehicle or a water based vehicle cannot easily operate.

The Company's plans are by no means simple and investors are alerted that any investment in the Company is complex and risky. There can be no assurance that the Company will succeed in its efforts or maintain a profitable business. The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully.

The Company has not yet entered into any significant contracts with any party.

During the next twelve months, the Company expects to finance its operations by obtaining short term funding from Glen Investments, a Company wholly owned by Kevin R Leech, one of AMAC's principal shareholders. The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

The Company does not have any line of credit from any financial institution at this time. However, the Company will strive to establish a line of credit once it has secured funding through an offering of its shares in the sum of $1 million. The infusion of such cash will enable the Company to partially commence its operations and thereby allow it to obtain a line of credit.
There is no guarantee however that the Company will be able to raise additional funds in any offering or that any financial institution will grant the Company a line of credit in the foreseeable future.

The Company also will look to raise funds by obtaining cash advance payments for orders of its amphibious vehicles which the Company hopes will generate income during the next twelve months. There is no guarantee however that the Company will obtain such order or secure cash advance payments. Additionally, the Company will seek to raise capital through an offering of its shares of common stock. The Company may also seek to obtain debt financing from institutional lenders however at this time the Company does not believe it has the ability or any line of credit to do so.

There is no guarantee that the Company's plans will be successful. Additionally, as the Company has minimal liquidity, there is no guarantee that it will be able to sustain its operations over the next twelve (12) months if it cannot achieve its stated goals. In the event the Company is required to sell its assets, it will be compelled to auction its prototype to the highest bidder. The Company would expect such an auction to attract the interest of tour boat operators who utilize amphibious vehicles to attract consumers on guided tours.

The Company goal is to generate sales during the latter part of the year 2000. The Company will market its product to governmental agencies which may require amphibious vehicles. The Company has held preliminary discussions with the United States Army Corps of Engineers, the Irish Government and the Department of Maine. No orders for the Company's vehicles have been placed by either of these bodies. Notwithstanding this, the Company has researched and assessed the market for amphibious vehicles and expects to sell up to fifty (50) machines in the first two years of activity in the United States where it has the availability and funds to carry out production. In the event fifty (50) units are sold over two years this would generate sales of $40,000,000
excluding parts, service and training revenues.   Investors are
alerted that there are no guarantees that the Company will be able to sell any units and the Company's expectations are based upon its own opinion and assessment of the potential demand for amphibious vehicles.

The Company currently has a firm obligation to provide its employees with compensation and related expenses in the sum of approximately $13,000.00 per month.

The Company believes that it will not be severely impacted by any changes in the economy or global environment as it is a relatively small entity which does not, as yet, generate or attract substantial interest by the general public. Any unfavorable events, such as environmental disasters or war, may benefit the Company as its directors believe the opportunity to market and attract interest in the Company's vehicle may develop. There is no guarantee however that this will occur and that the Company will be able to capitalize on any such opportunity.

The company believes that if inflation rises and interest rates rise, it will be in a position to respond accordingly. The company expects to borrow funds within the US, but it does not expect to borrow funds to the extent that would adversely effect the company's viability and profitability. It is anticipated that funding will be provided by an offering of its shares, by contracts signed, by profitability, and by new revenues generated. As such, the Company does not foresee that inflation will adversely affect the Company.

The Company at this time has only one full time employee, Sean Power who is the President and CEO, and three part-time employees. Mr. Power is responsible for setting up the Company's operations in the United States. His duties include overseeing manufacturing, production, design, facilities, equipment, property, banking and administration. He is the designer of the prototype and the most significant employee of the Company.

The Company has a proposal to lease a 20,000 square foot premises from Bethlehem Steel's former shipyard, at Sparrow's Point, Baltimore. The Company expects to utilize the site to develop and manufacture its amphibious vehicles. At this time, the Company has not entered into any lease or agreement to occupy or lease the premises and there is no guarantee that it will be able to obtain a lease upon terms favorable to the Company. The terms of any arrangement for the leasing of this premises will be finalized when the Company has access to funds and is able to commit to carry the cost of the lease.

The Company has an agreement with First London Securities Corporation a company based in the State of Texas, to act as its financial advisor and to furnish Investment Banking Services to the Company. The Company's objective in retaining First London is to develop contacts and relationships within the investment community. The Company has not previously utilized any other financial advisors or consultants. The Company utilizes the services of First London as a market maker.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors:

We have audited the accompanying balance sheet of AMAC, Inc., ("AMAC, Inc.") as of April 30, 1999 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on
these financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMAC Inc., as of April 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Frank E. Hanson, C.P.A.
Arlington, Virginia
August 9, 1999

[CAPTION]
                              AMAC, INC.
                            BALANCE SHEET
                         AS OF APRIL 30, 1999

                               ASSETS
CURRENT ASSETS
  Cash                                    $2,703
  Prepaid Expense                            784
                                       ----------
  Total Current Assets                                  $3,487

OTHER ASSETS
  Prototype Craft                       $648,960
  Capitalized Lease Costs      $2,315
  Less: Acc. Amortization        (583)     1,732
  Security Deposit - Lease                   325
  Interest in Auto Lease                   9,443
      Total Other Assets                               660,460
                                                    ____________
TOTAL ASSETS                                          $663,947

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                         $ 258
  Auto Lease Payable Current Portion       3,777
  Accrued Expenses                        17,412
      Total Current Liabilities                       $ 21,447

LONG TERM LIABILITIES
  Auto Lease Payable                       5,666
  Wire Advances Payable - Gala Inc.      138,290
  Loan Payable - Prototype Gala Inc.     648,960
      Total Long Term Liabilities                      792,916

STOCKHOLDER'S EQUITY
  Common Stock,$.001 par value,
  Authorized 25,000,000 shares;
  Issued and Outstanding
  5,038,461 shares                      $ 5,038
  Paid in Surplus                         9,000
  Retained Earnings 4/30/98             (31,450)
  Net Loss for Period                  (133,004)
   Total Shareholders Equity(Deficit)                (150,416)
                                                   _____________
Total Liabilities and Shareholders' Equity          $ 663,947

The accompanying notes are an integral part of these financial statement


[CAPTION]
                             AMAC, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENT
                 For the Year ended April 30, 1999 and
                   From Inception to April 30, 1999

                              For the Year            From
                                 Ended             Inception To
                              April 30, 1999      April 30, 1999
                  -----------------------------------------------
TOTAL REVENUES               $      0             $      0
                            --------------      -------------

OPERATING EXPENSES:
  Accounting                        0                2,400
  Legal                             0               10,000
  Filing Fee                        0                   50
  Other Start Up Cost               0               19,000
  Fees to S. Power            100,300              100,300
  Telephone & Utilities         1,993                1,993
  Customs Expense               4,207                4,207
  Bank Charges                    392                  392
  Consultants                  10,000               10,000
  Stock Transfers               2,195                2,195
  Office Expense                  512                  512
  Sub-Contract                  4,250                4,250
  Amortization Lease Cost         583                  583
  Auto Lease                    1,888                1,888
  Freight & Postage               113                  113
  License - Permits               190                  190
  Taxes - Other                   764                  764
  Conferences & Meetings          709                  709
  Travel                        4,341                4,341
  Dues & Subscriptions             58                   58
  Auto Expense                    481                  481
  Interest                         28                   28
                           ________________________________

TOTAL EXPENSES               $133,004             $164,454

NET LOSS                     (133,004)            (133,004)

Loss per Share prior
 to 6.5 to 1 reverse         (0.01334)            (0.01644)
Loss Post Split              (0.02640)            (0.03644)

[CAPTION]
                             AMAC, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Year ended April 30, 1998

                              For the Year            From
                                 Ended             Inception To
                              April 30, 1999      April 30, 1999
                        -----------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net Loss                      $ (133,004)         $ (164,454)
                             --------------      ---------------
Adjustments to reconcile
Net Loss to net cash used
in operating Activities:
Changes in Assets and
Liabilities Increase in
Accounts Payable and
Accrued Expenses                 135,706             148,156

Net Cash Used in
 Operating Activities            135,706             148,156
                             --------------      ---------------
Net Cash used in
Operating Activities             135,706             148,156
                             --------------      ---------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:

Proceeds from Insurance of
Common Stock                           0              19,000
                             --------------      ---------------
Net Change in Cash                 2,702               2,702
Cash at Beginning of Period            0                   0

Cash at End of Period             $2,702              $2,702

The accompanying notes are an integral part of these financial statement.

                               AMAC, INC.
                      SHAREHOLDERS' EQUITY STATEMENT
                    For the Year Ended April 30, 1999

                    Common Stock Issued    Total          Acc.  Shareholder's
                   Shares     Par Value  Paid Capital   Deficit   Equity
          -------------------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $    0     $(31,450)  $(12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)  10,000

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended            3,500,000      3,500
          ------------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454)  $(150,416)


The accompanying notes are an integral part of these financial statement.

[CAPTION]
                            AMAC, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          April 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: AMAC, Inc., ("the Company") is a for-profit corporation incorporated under the laws of the State of Delaware on November 18, 1996.

On March 8, 1999 an acquisition agreement was reached between Medic Media, Inc., and CMAC Industries Limited, a comany incorporated under the laws of the Channel Island of Jersey and its wholly owned subsidiary corporation American Marine Amphibious Craft (AMAC) Inc., a company incorporated under the laws of the State of Delaware. Medic Media purchased 100 shares (100%) of the outstanding shares of CMAC. Consideration given for the purchase of the above shares was 3,500,000 post-reverse split shares of Medic Media, $0.001 par value voting common stock. The M.M.I. common shares were issued to the individual sellers. In March, 1999 the Medic Media name was changed to AMAC. AMAC's principle objective is to manufacture an amphibious craft and to sell the same to governmental agencies and the public in general.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. OTHER ASSETS: The development cost of the prototype includes accrued interest payable to Gala Consultancy, Ltd. The capitalized lease cost of the company vehicle is being amortized over the 36 month term of the lease.

D. LIABILITIES: Auto lease is for a period of 36 months at $314.73 per month. The vehicle is used by the Company CEO. Because of the lack of credit history of the company, the lease was obtained by an officer of the corporation. The wire advances have been made by Gala Consultancy Ltd. Monies have been used for operations for the fiscal year. Loan payable to Gala Consultancy Ltd., represents monies advanced for the development of the prototype.

E. CAPITAL: The Capital account reflects the 6.5 reverse split of common stock.

F. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern.

NOTE 2 - USE OF OFFICE SPACE

The company uses 500 square feet of space for its executive offices at 3800 N. Fairfax Dr. Arlington, Virginia. The rent is being deferred until a future date.


NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, continued funding from Gala
Consultancy Ltd., and the corporation's ability to generate revenue in the future.

The Company will require additional capital principally to meet its costs for the implementation of its business plan and for general and administrative expenses. The business plan includes the development of a manufacturing site. Management estimates the cost of the site at $250,000. Also an additional $500,000 to produce the first unit. Estimated time to complete the first unit is four months from the time the manufacturing site is ready for production. It is not anticipated that the Company will be able to meet its financial obligations through internal revenue until manufacturing process is in place.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has retained an independent accountant in the State of Virginia, Frank Hanson CPA, to conduct an audit of the Company's financials. The Company has chosen Mr. Hanson based on the fact that he is located in the same state as the Company and is therefore better able to conduct an audit of the Company and liaise with management in order to obtain all relevant information necessary to conduct the audit. The new accountant was retained on July 1, 1999.

The Company's former accountant, Peter J. Repetti, is therefore not conducting an audit of the Company and his services have not been further retained. There were no disagreements, differences of opinion or adverse opinions between the Company and the former accountant. The decision to change accountants was recommended by the Company's board of directors for the reason set forth above. During the Company's prior two fiscal years during which the former accountant audited the Company's financials, there were no disagreements as per accounting principles or practices, financial statement disclosure or auditing scope or procedure.

A letter regarding the change in certified accountants is attached to this filing as an Exhibit 16.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                       Age   Position Held    Family Relation

Lt. General
 J.W. Morris (ret)         78    Chairman               None
 1329 Lynbrook Drive
 Arlington, VA 22206

Sean Power                 44    President & CEO        None
 7001 Dunhill Road
 Baltimore, MD 21222

Capt. G.L. Smith (ret)     68    Director               None
 2236 Loch Lomond Drive
 Vienna, VA

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors or regarding their position with the Company.

Lt. General Morris, Chairman, retired in 1980 after serving as Chief of the US Army Corp. of Engineers (USACE) for nearly five years. He has had a long distinguished career in the US army which began with his Westpoint academic career at the outset of World War II. He has also worked directly with three US Presidents, Nixon, Ford and Carter. He is a Fellow of the Society of Military Engineers, and a Governor of Westpoint Military Academy. He is a director of numerous corporations, American and European. He has excellent contacts in Washington DC and throughout the U.S. from his distinguished career in the Military and as a member of the National Academy of Engineering. He also was chair at the University of Maryland graduate course in Engineering Management.

Sean Power, President, is a graduate of an Irish University and has a post graduate MBA. He worked in the automotive industry for Ford as well as being involved in the property and construction industries. He is C.E.O. and will be in charge of all the company's operations. Marketing and production are his initial areas of responsibility. In late 1991, Mr. Power first examined the possibility of producing a commercial wheeled amphibious craft and then in 1992/3 produced prototypes which were successfully licensed by both the UK Department off Trading Industry, and by Lloyds of London. He has since been working on establishing the market for these machines. He arranged all the necessary finance to build the prototypes and has developed relevant contacts in Government departments, industry and the military throughout the world.

Capt. Lee Smith, Director, is a civil engineering graduate of Penn State University and has a Masters Degree in management from the Naval Post Graduate School. He has over thirty years domestic and international experience in major management and facilities engineering program, including construction, maintenance, transportation, and utility systems. He also has
expertise in computer base maintenance management systems.   He
completed his U.S. Navy engineering career as a Captain.

Richard J. Smith, Director, has served as the Company's interim Chief Financial Officer and as a director since December 1998. Mr. Smith is a Fellow of the Association of Chartered Certified Accountants, qualifying in 1970. In 1972, he moved to Jersey (Channel Islands) and after working as an audit manager for three years moved to Hambros Channel Islands Trust Corporation as their accountant. In 1978, he took a position as Finance Controller with Avis Channel Islands car rental and motor dealership operations. After the disposal of those businesses by Avis, he became Chief Executive for the new private owner. In 1986 he moved back into the finance industry as Deputy Finance Manager for Save & Prosper in Jersey, Channel Islands, a Robert Fleming fund management subsidiary. Since 1988, Mr. Smith has acted as a Finance Director for Kevin R. Leech's portfolio of investments.

Kevin R. Leech, Director, is the Executive Chairman of ML Laboratories plc, a United Kingdom company listed on the London Stock Exchange which is engaged in the research and development of ethical pharmaceuticals and related products. He is the co-founder of ML and controls 53% of its equity. He is also Executive Chairman of Queensborough Holdings plc, a United Kingdom company listed on the London Stock Exchange whose principal activities are in the leisure sector, and of which he owns 29.7%. In addition, Mr. Leech is a director and principal shareholder of numerous privately-owned companies resulting from his role as a provider of private venture capital.

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


Item 11.  EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

Sean Power is currently the only director with a salary. He receive $72,000 per year and in addition has a relocation package of $40,000 and is allowed reimbursement of all reasonable expenses incurred as part of his position with the Company, such as transportation and traveling.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION: Sean Power is currently the only director with a salary. He receive $72,000 per year and in addition has a relocation package of $40,000 and is allowed reimbursement of all reasonable expenses incurred as part of his position with the Company, such as transportation and traveling.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of April 30, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Burlington Associations      1,280,000                    25.40%
St. Helier, England

General Capital Limited        409,060                     8.12%
New York, New York

Melchrisea Holdings Ltd.       369,270                     7.33%
Gibraltar

Partridge Ventures Ltd.      1,280,000                    25.40%
St Helier, England

Technology Finance Ltd.        608,153                    12.07%
London, England

Wing Capital Ltd.              540,000                    10.72%
Gibraltar

John Morris (Director)         150,000                     2.98%
Arlington, Virginia

G. Lee Smith (Director)        100,000                     1.98%
Vienna, Virginia


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,038,461 shares of common stock outstanding on April 30, 1999.

Sean Power, the Company's president, is the beneficial owner of the 1,280,000 shares held by Burlington Associations.
Additionally, Kevin Leech, a director of the Company, is the beneficial owner of the 1,280,000 shares held by Partridge
Ventures Ltd.

The Company does not have any arrangements, which the Company is aware of, that may affect a change of ownership in the Company.


Item 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended April 30, 1999 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 1999, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended April 30, 1999, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 14.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in this filing. Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   16        Letter regarding change in certified accountant

   27        Financial Data Schedule





(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 12, 1999

/s/ AMAC, INC.
    (Registrant)
By: Sean Power
    President and Director,
    Chief Executive Officer