Form 10-K
period 1999-06-30
MEDIC MEDIA INC
filed 1999-08-13
CIK 1029762

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

Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . 23

Item 4.  SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . .23

Item 5.  DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . 24

Item 6.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 24

Item 7.  CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS. . . . . . . . . . . . . . . . . . .. . .26

Item 8.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 27

Item 9.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.. . . . . . . . . . . . . 27

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . .

Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS. . . .

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

The Company had chosen to voluntarily file a registration statement on Form 10 in order to make information concerning itself more readily available to the public. Management believed that a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act") could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believed that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

The Company is now a development stage company which is seeking to develop and manufacture amphibious vehicles. Additionally, the management of CMAC was brought in to oversee the Company's entry in this field as it possesses extensive experience and knowledge in the amphibious vehicle and military industry.

The Company's business purpose is to design, develop and manufacture a range of working vehicles that can operate on land and in water. Its vehicles are based on hydraulics technology, which the Company believes is easy to maintain and is very cost effective. Flexible manufacturing techniques will allow a range of vehicles to be offered, suited to a variety of applications. The Company has already identified key areas where, at present, no individual vehicle is capable of carrying out the specific task satisfactorily. In addition, Company will offer a cost effective alternative to many applications which require land and water based transport.

The Company intends to design, develop and manufacture innovative high-technology products, specializing in those with broad industry and military applications. Initial design and testing on the company's first product has now been completed and demonstrations of the product to potential end users has brought substantial interest. In addition, the Company continues to develop and design new market driven concepts to strengthen and broaden their portfolio.

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

Item 2.  DESCRIPTION OF PROPERTIES

The Company's only significant asset is the a prototype vehicle which the Company expects to utilize in the marketing and development of vehicles. The prototype is licensed by the United Kingdom Department of Trade and Industry and by Lloyds Shippng Hull Construction Certification. The value of the prototype is approximately $600,000.00.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of April 30, 1999, the Company had approximately 128 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". Total trading volume of the shares of the Company's common stock has been 3,900 shares since the listing of the shares. The last trade made in the company's shares was during the week of May 14, 1999 wherein the closing price was 2-5/16 per share. The high/low sales price for the company's shares for the quarterly period ending June 30, 1999 was 3/1-1/2. Investors are alerted that there is a very limited market for the Company's shares and therefore minimal liquidity.

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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

The Company is a development stage company. Its principal business is to design, develop and manufacture a range of amphibious vehicles that can operate on land and in water. These vehicles will incorporate hydraulics technology, which the Company believes is easy to maintain and is very cost effective. The Company has developed a prototype model which incorporates aluminum welding technology. The Company's product is specialized and designed to operate where a land based vehicle or a water based vehicle cannot easily operate.

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

The Company does not have any line of credit from any financial institution at this time. However, the Company will strive to establish a line of credit once it has secured funding through an initial public offering of its shares in the sum of $1 million. The infusion of such cash will enable the Company to partially commence its operations and thereby allow it to obtain a line of credit. There is no guarantee however that the Company will be able to raise the sum of $1 million in a public offering or that any financial institution will grant the Company a line of credit in the foreseeable future.

The Company also will look to raise funds by obtaining cash advance payments for orders of its amphibious vehicles which the Company hopes will generate income during the next twelve months. There is no guarantee however that the Company will obtain such order or secure cash advance payments. Additionally, the Company will seek to raise capital through a public offering of its shares of common stock. The Company may also seek to obtain debt financing from institutional lenders however at this time the Company does not believe it has the ability or any line of credit to do so.

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

The Company goal is to generate sales during the latter part of the year 2000. The Company will market its product to governmental agencies which may require amphibious vehicles. The Company has held preliminary discussions with the United States Army Corps of Engineers, the Irish Government and the Department of Maine. No orders for the Company's vehicles have been placed by either of these bodies. Notwithstanding this, the Company has researched and assessed the market for amphibious vehicles and expects to sell up to fifty (50) machines in the first two years of activity in the United States where it has the availability and funds to carry out production. In the event fifty (50) units are sold over two years will generate sales of $40,000,000
excluding parts, service and training revenues.   Investors are
alerted that there are no guarantees that the Company will be able to sell any units and the Company's expectations are based upon its own opinion and assessment of the potential demand for amphibious vehicles.

The Company currently has a firm obligation to provide its employees with compensation and related expenses in the sum of approximately $13,000.00 per month.

The Company believes that it will not be severely impacted by any changes in the economy or global environment as it is a relatively small entity which does not generate or attract substantial interest by the general public. Any unfavorable events, such as environmental disasters or war, may benefit the Company as its directors believe the opportunity to market and attract interest in the Company's vehicle may develop. There is no guarantee however that this will occur and that the Company will be able to capitalize on any such opportunity.

The company believes that if inflation rises and interest rates rise, it will be in a position to respond accordingly. The company expects to borrow funds within the US, but it does not expect to borrow funds to the extent that would adversely effect the company's viability and profitability. Funding will be provided by an initial public offering, by contracts signed, by profitability, and by new revenues generated. As such, the Company does not foresee that inflation will adversely affect the Company.

The Company at this time has only one full time employee, Sean
Power who is the President and CEO, and three part-time employees. Mr. Power is responsible for setting up the Company in the United States. His duties include overseeing manufacturing, production, design, facilities, equipment, property, banking and administration. He is the most significant employee of the Company.

The Company has a proposal to lease a 20,000 square foot premises from Bethlehem Steel's former shipyard, at Sparrow's Point, Baltimore. The Company expects to utilize the site to develop and manufacture its amphibious vehicles. At this time, the Company has not entered into any lease or agreement to occupy or lease the premises and there is no guarantee that it will be able to obtain a lease upon terms favorable to the Company. The terms of any arrangement for the leasing of this premises will be finalized when the Company has access to funds and is better able to fathom its ability to carry the cost of the lease.

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

Lt. General Morris retired in 1980 after serving as Chief of the US Army Corp. of Engineers (USACE) for nearly five years. He has had a long distinguished career in the US army which began with his Westpoint academic career at the outset of World War II. He has also worked directly with three US Presidents, Nixon, Ford and Carter. He is a Fellow of the Society of Military Engineers, and a Governor of Westpoint Military Aacademy . He is a director of numerous corporations, American and European.
He has excellent contacts in Washington DC and throughout the U.S. from his distinguished career in the Military and as a member of the National Academy of Engineering. He also was chair at the University of Maryland graduate course in Engineering Management.

Sean Power is a graduate of an Irish University and has a post graduate MBA. He worked in the automotive industry for Ford as well as being involved in the property and construction industries. He is C.E.O. and will be in charge of all the company's operations. Marketing and production are his initial areas of responsibility. In late 1991, Mr. Power first examined the possibility of producing a commercial wheeled amphibious craft and then in 1992/3 produced prototypes which were successfully licensed by both the UK Department off Trading Industry, and by Lloyds of London. He has since been working on establishing the market for these machines. He arranged all the necessary finance to build the prototypes and has developed relevant contacts in Government departments, industry and the military throughout the world.

Capt. Lee Smith is a civil engineering graduate of Penn State University and has a Masters Degree in management from the Naval Post Graduate School. He has over thirty years domestic and international experience in major management and facilities engineering program, including construction, maintenance, transportation, and utility systems. He also has expertise in
computer base maintenance management systems.   He completed  his
U.S. Navy engineering career as a Captain.

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

Dated: August 9, 1999

/s/ AMAC, INC.
    (Registrant)
By: Sean Power
    President and Director,
    Chief Executive Officer