Form 10-K/A
period 1999-04-30
MEDIC MEDIA INC
filed 1999-08-18
CIK 1029762

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

                               AMAC, INC.
                      SHAREHOLDERS' EQUITY STATEMENT
                    For the Year Ended April 30, 1999

                    Common Stock Issued    Total          Acc.  Shareholder's
                   Shares     Par Value  Paid Capital   Deficit   Equity
          -------------------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $9,000    $(31,450) $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended            3,500,000      3,500             (133,004)  (150,416)
          ------------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454) $(150,416)


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