Form 10QSB
period 1999-07-30
MEDIC MEDIA INC
filed 1999-09-15
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 30, 1999

-----------------------------------------------------------------

                            AMAC, INC.
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

As of July 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements


TO THE BOARD OF DIRECTORS of AMAC, INC.

We have reviewed the accompanying balance sheet of AMAC, Inc. as of July 30, 1999, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AMAC, Inc.

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

Frank E. Hanson, CPA
Arlington, Virginia
September 13, 1999

                            AMAC, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  July 30, 1999   April 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $1,363          $2,703
Other Current Assets                    784             784
                                   _________        ________
Total Current Assets                  2,147           3,487
Other Assets                        659,265         660,460
                                   _________        ________
TOTAL ASSETS                       $661,412        $663,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                         $0            $258
Accrued Expenses                     16,783          17,412
Auto Lease Payable                    3,462           3,777
                                   _________        ________

Total Current Liabilities            20,245          21,447
Long Term Liabilities               832,858         792,916
                                   _________        ________
Total Liabilities                  $853,103        $814,363

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,038,000 Shares                     5,038           5,038
Additional Paid in Capital            9,000           9,000
Deficit Accumulated During the
Development Stage                  (205,729)       (164,454)
                                   _________        ________

Total Stockholders' Equity         (191,691)       (150,416)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $661,412        $663,947

The accompanying notes and accountant's report are an integral part of these financial statements.

                           AMAC, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                 April 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0          0             0        N/A

OPERATING EXPENSES:
 Accounting           2,940      1,421         2,400        N/A
 Legal                    0      2,500        10,000
 Filing Fee               0         13            50
 Rent                     0        600             0
 Other Start
    Up Costs         38,335          0             0
 Other Income             0          0             0
                    ________   _______       ________   ________

NET LOSS            (41,275)   ( 4,534)      (12,450)      N/A

NET LOSS PER SHARE    (.082)    (.0004)       (.0012)

Weighted Average
  Number of Shares
  Outstanding      5,038,000 10,000,000   10,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 1999       July 31, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(41,275)           $(4,534)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  42,614             (9,766)
                                 ________           ________

Total Adjustments                 42,614             (9,766)

Net Cash Used in
Operating Activities              (1,339)           (14,300)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Additional Paid
 In Capital                            0                600
Increase in Loan Payable               0             13,700

Net Cash Provided
by Financing Activities                0             14,300
                                 ________           ________
Net Change in Cash                (1,339)                 0

Cash at Beginning of Period        2,702                  0

Cash at End of Period             $1,363                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-x. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the period ending October 31, 1999. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 1999.


NOTE 2.  USE OF OFFICE SPACE

The Company uses 500 square feet of space for its executive offices at 3800 N. Fairfax Drive, Arlingotn, Virginia. The rent is being deferred until a future date.


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

As a result, the Company has from time of inception to July 30, 1999 no revenue and a net loss from operations of $205,729.
As of July 30, 1999, the Company had a net capital deficiency of $191,690.

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

In the last quarter, the Company has shipped its prototype vehicles from their storage location in Europe to a facility in Baltimore, Maryland, for the purpose of refurbishing the prototypes for presentation and display to interested parties. Renovation of the prototype includes work on the hubs, electrical circuitry and exposed running gear. Additionally, replacement of the wheels and tires is required with sandblasting of the chassis and exposed sheet metal parts. The cost of refurbishing is still not completely determined as the total amount of work hours and spare parts required cannot be quantified as of yet.

The Company has finalized a lease for a 25,000 square foot premises from Bethlehem Steel's former shipyard, at Sparrow's Point, Baltimore. The terms of the lease are for 5 years with an option to purchase the premises after two years. The Company expects to utilize the site to develop and manufacture its
amphibious vehicles.   The facility will require work to make it
compatible for this purpose and the installation of manufacturing equipment. Once the premises are in a satisfactory condition, prior to manufacturing, they will have to be fully equipped with the necessary tools to enable manufacturing. The premises will also require fitting for a stock of spare parts and materials. Once and when the Company is able to secure funding, then it is anticipated that the Company may take orders for 12 vehicles within its first year of capacity.

The Company expects its costs to rise once funding is secured as it is at this time that the Company will begin production of the initial vehicles. In addition, the Company expects to expend substantial amounts on marketing and advertising as well as promotions for the coming 12 months.

The Company did not add any additional employees in the last quarter. During the next quarter it is anticipated that, if funding is forthcoming, then one administrative employee will have to be employed and up to five workshop staff. This will be added to once the manufacturing process is underway.

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


/s/ AMAC, INC.
_______________________
Sean Power, President

Dated: September 15, 1999