Form 10QSB
period 1999-10-31
MEDIC MEDIA INC
filed 1999-12-21
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 1999

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

As of October 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

TO THE BOARD OF DIRECTORS of AMAC, INC.

We have reviewed the accompanying balance sheet of AMAC, Inc. as of October 31, 1999, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AMAC, Inc.

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

Frank E. Hanson, CPA
Arlington, Virginia
December 20, 1999

                            AMAC, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 October 31, 1999  April 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $  207          $2,703
Other Current Assets                      0             784
                                   _________        ________
Total Current Assets                 $  207           3,487
Other Assets                        658,071         660,460
                                   _________        ________
TOTAL ASSETS                       $658,278        $663,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                         $0            $258
Accrued Expenses                     16,783          17,412
Auto Lease Payable                    2,832           3,777
                                   _________        ________

Total Current Liabilities            19,615          21,447
Long Term Liabilities               848,929         792,916
                                   _________        ________
Total Liabilities                  $868,544        $814,363

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,038,000 Shares                     5,038           5,038
Additional Paid in Capital            9,000           9,000
Deficit Accumulated During the
Development Stage                  (224,304)       (164,454)
                                   _________        ________

Total Stockholders' Equity         (210,266)       (150,416)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $658,278        $663,947

The accompanying notes and accountant's report are an integral part of these financial statements.

                           AMAC, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0          0             0          0

OPERATING EXPENSES:
 Accounting           4,258      1,200         2,940      1,421
 Legal                    0      2,500             0      2,500
 Filing Fee               0         12             0         13
 Rent                     0        600             0        600
 Other Start
   Up Costs          14,290          0        38,335          0
 Other Income             0          0             0          0
                    ________   _______       ________   ________

NET LOSS            (18,548)   ( 4,312)      (41,275)    (4,534)

NET LOSS PER SHARE   (.0037)    (.0004)        (.082)    (.0004)

Weighted Average
  Number of Shares
  Outstanding      5,038,000 10,000,000    5,038,000 10,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           October 31, 1999    October 31, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(18,548)           $(4,312)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  19,704             (2,609)
                               __________         __________

Total Adjustments                 19,704             (2,609)

Net Cash Used in
Operating Activities              (1,156)           ( 6,921)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Additional Paid
 In Capital                            0                600
Increase in Loan Payable               0              6,321

Net Cash Provided
by Financing Activities                0              6,921
                                 ________           ________
Net Change in Cash                (1,156)                 0

Cash at Beginning of Period        1,363                  0

Cash at End of Period             $  207                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-x. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the period ending January 31, 2000. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended July 31, 1999.


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

As a result, the Company has from time of inception to October
31, 1999 no revenue and a net loss from operations of $224,304.
As of October 31, 1999, the Company had a net capital deficiency of $210,266.

It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. AMAC, Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implement operations for at least 12 months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. Its principal business is to design, develop and manufacture a range of amphibious vehicles, also known as floating trucks, that can operate on land and in water. These vehicles will incorporate hydraulics technology, which the Company believes is easy to
maintain and is very cost effective.   The Company has developed
a prototype model which incorporates aluminum welding technology. The Company's product is specialized and designed to operate where a land based vehicle or a water based vehicle cannot easily operate. The Company believes that there is a large unexploited niche market in land/marine work vehicles similar to the niche that was exploited with other similar products such as the Backhoe loader.

The Company's first product is an adaptable and flexible vehicle that can operate on land and in the water and has many different applications, as a result the market places available are many and varied. However, the Company intends to target the following initial markets and uses:

            Fire Fighting & emergency response
            Military applications
            Beach cleaning
            Ecological pollution damage limitation & clean up
            Fish Farming
            Flood Control
            Aquatic Harvesting

Of these initial markets the Floating Truck is expected to be first used in aquatic harvesting, debris clearance and flood relief. As part of their many civil engineering responsibilities, the US Army Corps of Engineers has been responsible for the design, construction and operation of the flood controls on a number of major rivers. The best known of these systems operate on the Mississippi, Missouri and Colorado rivers as well as a number of dams and reservoirs which control seasonal flooding downstream, allied to this are a complex series of irrigation, hydro-electric power schemes, navigable waterways and levy systems. From these areas, the Company believes it can secure orders for the first 50 machines.

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

Due to the fact that the Company has been unable to secure appropriate funding, it has not been in a position to negotiate orders for its vehicles or to commence their manufacture. The Company has received interest in its product from a U.S. governmental agency and foreign governments however at this time is unable to proceed further with a negotiation of a full order since it does not have the capacity to produce the vehicles.

The Company has finalized a lease for a 25,000 square foot premises from Bethlehem Steel's former shipyard, at Sparrow's Point, Baltimore. The terms of the lease are for 5 years with an option to purchase the premises after two years. The Company expects to utilize the site to develop and manufacture its
amphibious vehicles.   The facility will require work to make it
compatible for this purpose and the installation of manufacturing equipment. Once the premises are in a satisfactory condition, prior to manufacturing, they will have to be fully equipped with the necessary tools to enable manufacturing. The premises will also require fitting for a stock of spare parts and materials. Once and when the Company is able to secure funding, then it is anticipated that the Company may take orders for 12 vehicles within its first year of capacity. It is noted that the Company however has not secured funding to date.

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

The Company's viability as a going concern is dependent upon raising additional capital and ultimately having net income.
The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company has from time of inception to October 31, 1999 no revenue and a net loss from operations of $224,304. As of October 31, 1999, the Company had a net capital deficiency of $210,266.

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

Dated: December 20, 1999