Form 10QSB
period 2000-01-31
MEDIC MEDIA INC
filed 2000-03-20
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 31, 2000

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

As of January 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

TO THE BOARD OF DIRECTORS of AMAC, INC.

We have reviewed the accompanying balance sheet of AMAC, Inc. as of January 31, 2000, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AMAC, Inc.

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

Frank E. Hanson, CPA
Arlington, Virginia
March 20, 2000

                            AMAC, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 January 31, 2000  April 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $1,994          $2,703
Other Current Assets                      0             784
                                   _________        ________
Total Current Assets                 $1,994           3,487
Other Assets                        656,877         660,460
                                   _________        ________
TOTAL ASSETS                       $658,871        $663,947

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                         $0            $258
Accrued Expenses                     16,783          17,412
Auto Lease Payable                    1,561           3,777
                                   _________        ________

Total Current Liabilities            18,344          21,447
Long Term Liabilities               888,809         792,916
                                   _________        ________
Total Liabilities                  $907,153        $814,363

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,038,000 Shares                     5,038           5,038
Additional Paid in Capital            9,000           9,000
Deficit Accumulated During the
Development Stage                  (262,320)       (164,454)
                                   _________        ________

Total Stockholders' Equity         (248,282)       (150,416)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $658,871        $663,947

The accompanying notes and accountant's report are an integral part of these financial statements.

                           AMAC, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         January 31               July 31
                     2000         1999       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0          0             0          0

OPERATING EXPENSES:
 Accounting             757      1,200         2,940      1,421
 Legal                    0      2,500             0      2,500
 Filing Fee               0         13             0         13
 Rent                     0          0             0        600
 Other Start
   Up Costs          37,259          0        38,335          0
 Other Income             0          0             0          0
                    ________   _______       ________   ________

NET LOSS            (38,016)   ( 4,313)      (41,275)    (4,534)

NET LOSS PER SHARE   (.0058)   (.00043)        (.082)    (.0004)

Weighted Average
  Number of Shares
  Outstanding      5,038,000 10,000,000    5,038,000 10,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           January 31, 2000    January 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(38,016)           $(4,313)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  39,803             (3,663)
                               __________         __________

Total Adjustments                 39,803             (3,663)

Net Cash Used in
Operating Activities               1,787            (   650)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Additional Paid
 In Capital                            0                600
Increase in Loan Payable               0                 50

Net Cash Provided
by Financing Activities                0                650
                                 ________           ________
Net Change in Cash                 1,787                  0

Cash at Beginning of Period          207                  0

Cash at End of Period             $1,994                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-x. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the period ending April 30, 2000. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1999.


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

As a result, the Company has from time of inception to October
31, 2000 no revenue and a net loss from operations of $262,320.
As of January 31, 2000, the Company had a net capital deficiency of $248,282.

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


YEAR 2000 DISCLOSURE

The Company did not experience any difficulties or problems with the Year 2000 issue and states that it incurred no related costs as a result.


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

Dated: March 20, 2000