Form 10KSB
period 2000-04-30
MEDIC MEDIA INC
filed 2000-08-18
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10KSB

   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year end
          April 30, 2000

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


As of April 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

During the past year, there have been no matters submitted to a vote by security holders.


                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


As of April 30, 2000, the Company had approximately 128 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the company's shares was during the week of June 16, 2000 wherein the closing price was $2-5/8 per share. Prior to that, a total amount of 400 of the company's shares were traded during the week of February 4, 2000 at the price of $2-5/8 per share. Investors are alerted that there is a very limited market for the Company's shares and therefore minimal liquidity.

Item 6.  SELECTED FINANCIAL DATA

                           AMAC, INC.
                  (A Development Stage Company)
                SELECTED FINANCIAL DATA SCHEDULE
               FROM MAY 1, 1997 TO APRIL 30, 2000

                               For the Year       From Inception
                                  Ended                 To
                              Apr. 30, 2000        Apr. 30, 2000
                              -------------        -------------
Cash and Cash Items            $  8,265            $   8,265
Marketable Securities                 0                    0
Notes and Accounts Receivable         0                    0
Allowances for doubtful accounts      0                    0
Inventory                             0                    0
Total Current Assets              8,265                8,265
Property, plant and equipment   648,960              648,960
Other Assets                      6,723                6,723
Accumulated depreciation              0                    0
Total assets                    663,948              663,948
Total current liabilities        20,569               20,569
Bonds, mortgages and debt       920,649              920,649
Preferred stock - redemption          0                    0
Common stock                      5,038                5,038
Other stockholders' equity        9,000                9,000
Total Liabilities and
 Stockholders' equity          (663,948)            (663,948)
Net Sales of Tangible Products        0                    0
Total Revenues                        0                    0
Cost of Tangible Goods Sold           0                    0
Total Costs and Expenses applicable
    To sales and revenues             0                    0
Other costs and expenses        126,846              291,300
Provision for doubtful accounts       0                    0
Interest and amortization of
    Debt discount                     0                    0
Income before taxes
    and other items            (126,846)            (291,300)
Income tax expenses                   0                    0
Income/loss continuing
    operations                 (126,846)            (291,300)
Discontinued operations               0                    0
Extraordinary items                   0                    0
Cumulative Effect - changes in
    Accounting principles             0                    0
Net Income or loss             (126,846)            (291,300)

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors:

We have audited the accompanying balance sheet of AMAC, Inc., ("AMAC, Inc.") as of April 30, 2000 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on
these financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMAC Inc., as of April 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Frank E. Hanson, C.P.A.
Arlington, Virginia
August 15, 2000

[CAPTION]
                              AMAC, INC.
                            BALANCE SHEET

                                 April 30, 2000    April 30, 1999

ASSETS

CURRENT ASSETS
  Cash                              $   8,265           $2,703
  Prepaid Expense                           0              784
                                  _____________     ____________
  Total Current Assets              $   8,265           $3,487

OTHER ASSETS
  Prototype Craft                   $ 648,960         $648,960
  Capitalized Lease Costs                 982            2,315
  Less: Acc. Amortization                   0             (583)
  Security Deposit - Lease                325              325
  Interest in Auto Lease                5,416            9,443

  Total Other Assets                  655,683          660,460
                                  _____________     ____________

TOTAL ASSETS                        $ 663,948         $663,947


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                          0            $ 258
  Auto Lease Payable
    Current Portion                     3,777            3,777
  Accrued Expenses                     16,784           17,412
                                  _____________    ____________
  Total Current Liabilities           $20,561         $ 21,447

LONG TERM LIABILITIES
  Auto Lease Payable                    2,506            5,666
  Wire Advances Payable - Gala Inc.   269,183          138,290
  Loan Payable - Prototype Gala Inc.  648,960          648,960
                                  _____________     ____________

  Total Long Term Liabilities         920,649          792,916

STOCKHOLDER'S EQUITY
  Common Stock,$.001 par value,
  Authorized 25,000,000 shares;
  Issued and Outstanding
  5,038,461 shares                      5,038          $ 5,038
  Paid in Surplus                       9,000            9,000
  Retained Earnings                  (164,454)         (31,450)
  Net Loss for Period                (126,846)        (133,004)
                                  _____________     ____________

Total Shareholders Equity(Deficit)   (277,262)        (150,416)

Total Liabilities and
   Shareholders' Equity             $ 663,948        $ 663,947

The accompanying notes are an integral part of these financial statement


[CAPTION]
                             AMAC, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENT
                 For the Year ended April 30, 2000 and
                   From Inception to April 30, 2000

                              For the Year            From
                                 Ended             Inception To
                             April 30, 2000       April 30, 2000
                  -----------------------------------------------
TOTAL REVENUES               $      0             $      0
                            --------------      -------------

OPERATING EXPENSES:
  Accounting                    8,860               11,260
  Legal                           461               10,461
  Filing Fee                        0                   50
  Other Start Up Cost               0               19,000
  Fees to S. Power             92,914              193,214
  Telephone & Utilities         4,096                6,089
  Customs Expense                   0                4,207
  Bank Charges                    651                1,043
  Consultants                       0               10,000
  Stock Transfers                 800                2,995
  Office Expense                4,258                4,770
  Sub-Contract                      0                4,250
  Amortization Lease Cost       1,000                1,583
  Auto Lease                    3,777                5,665
  Freight & Postage                 0                  113
  License - Permits               110                  300
  Taxes - Other                     0                  764
  Conferences & Meetings            0                  709
  Travel                        6,606               10,947
  Dues & Subscriptions             19                   77
  Auto Expense                  3,294                3,775
  Interest                          0                   28
                           ________________________________

TOTAL EXPENSES               $126,846             $291,300

NET LOSS                     (126,846)            (291,300)

Loss per Share prior
 to 6.5 to 1 reverse              N/A             (0.01644)
Loss Post Split              (0.025176)           (0.057815)


[CAPTION]
                             AMAC, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Year ended April 30, 2000

                              For the Year            From
                                 Ended             Inception To
                             April 30, 2000       April 30, 2000
                        -----------------------------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES

Net Loss                      $ (126,846)         $ (291,300)
                             --------------      ---------------
Adjustments to reconcile
Net Loss to net cash used
in operating Activities:
Changes in Assets and
Liabilities Increase in
Accounts Payable and
Accrued Expenses                 132,409             277,863
                             --------------      ---------------
Net Cash Used in
 Operating Activities            132,409             277,863


CASH FLOWS FROM FINANCING
   ACTIVITIES:

Proceeds from Insurance of
Common Stock                           0              19,000
                             --------------      ---------------
Net Change in Cash                 5,563               5,563
Cash at Beginning of Period        2,702               2,702

Cash at End of Period             $8,265              $8,265

The accompanying notes are an integral part of these financial statement.


                               AMAC, INC.
                      SHAREHOLDERS' EQUITY STATEMENT
                    For the Year Ended April 30, 2000

                    Common Stock Issued    Total          Acc.  Shareholder's
                   Shares     Par Value  Paid Capital   Deficit    Equity
         -------------------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $9,000    $(31,450) $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended 1999       3,500,000      3,500             (133,004) (150,416)
         ------------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454)$(150,416)

Net Loss for
Year Ended 2000                                        (126,846) (277,261)
         ------------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(291,300)$(277,261)



The accompanying notes are an integral part of these financial statement.

[CAPTION]
                             AMAC, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          April 30, 2000

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

The continued funding for a period of one year from the date of his fax has been confirmed by R.J. Smith Director of Gala
Consultancy Limited by fax dated August 15, 2000.

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


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

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


Item 10.  EXECUTIVE COMPENSATION

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

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


Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended April 30, 2000 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 2000, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended April 30, 2000, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


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

Dated: August 17, 1999

/s/ AMAC, INC.
    (Registrant)
By: Sean Power
    President and Director,
    Chief Executive Officer