Form 10QSB
period 2000-07-31
MEDIC MEDIA INC
filed 2000-10-25
CIK 1029762

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2000

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

                      Yes __X____      No_______

As of July 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        5,038,000

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

TO THE BOARD OF DIRECTORS of AMAC, INC.

We have reviewed the accompanying balance sheet of AMAC, Inc. as of July 31, 2000, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AMAC, Inc.

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

Frank E. Hanson, CPA
Arlington, Virginia

                            AMAC, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                       As Of           As Of
                                   July 31, 2000  April 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $1,701          $8,265
Other Current Assets                      0               0
                                   _________        ________
Total Current Assets                 $1,701           8,265
Other Assets                        655,681         655,683
                                   _________        ________
TOTAL ASSETS                       $657,382        $663,948

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                         $0            $  0
Accrued Expenses                     16,783          16,784
Auto Lease Payable                    3,777           3,777
                                   _________        ________

Total Current Liabilities            20,560          20,561
Long Term Liabilities               940,018         920,619
                                   _________        ________
Total Liabilities                  $960,578        $941,210

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,038,000 Shares                     5,038           5,038
Additional Paid in Capital            9,000           9,000
Deficit Accumulated During the
Development Stage                  (317,234)       (291,300)
                                   _________        ________

Total Stockholders' Equity         (303,196)       (277,262)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $657,382        $663,948

The accompanying notes and accountant's report are an integral part of these financial statements.

                           AMAC, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                 April 30
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0          0             0          0

OPERATING EXPENSES:
 Accounting               0      2,940             0      2,400
 Legal                    0          0             0     10,000
 Filing Fee               0          0             0         50
 Rent                     0          0             0          0
 Other Start
   Up Costs          25,935     38,335       133,004          0
 Other Income             0          0             0          0
                    ________   _______       ________   ________

NET LOSS            (25,935)   (41,275)     (133,004)   (12,450)

NET LOSS PER SHARE  (.005148) (.0081927)    (.002640)   (.001245)

Weighted Average
  Number of Shares
  Outstanding      5,038,000  5,038,000    5,038,000  10,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 2000       July 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(25,935)           $(41,275)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  26,273              42,614
                                __________         __________

Total Adjustments                 26,273              42,614

Net Cash Used in
Operating Activities                 338             ( 1,339)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Additional Paid
 In Capital                            0                   0
Increase in Loan Payable               0                   0

Net Cash Provided
by Financing Activities                0                   0
                                 ________           ________
Net Change in Cash                   338            (  1,339)

Cash at Beginning of Period        1,363               2,702

Cash at End of Period             $1,701               1,363


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-x. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the period ending October 31, 2000. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended October 31, 1999.


NOTE 2.  USE OF OFFICE SPACE

The Company uses 500 square feet of space for its executive offices at 3800 N. Fairfax Drive, Arlington, Virginia. The rent is being deferred until a future date.


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

As a result, the Company has from time of inception to July
31, 2000 no revenue and a net loss from operations of $317,234.
As of July 31, 2000, the Company had a net capital deficiency of $303,196.

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

The Company has been holding long and detailed with the US Army Corps of Engineers, the US Coastguard, the Federal Emergency Management Agency and the Philadelphia Electric Company. In addition, it has begun negotiations to have the company listed
as a GSA supplier with the federal Government   It has also
standardized one design for their use. The Company believes that commitments for 300 machines over the first five years is realistic, attainable and achievable with a market of about 250 units a year.

The Company is also negotiating with PECO, (Philadelphia Electric
Co), and with the Susquehanna River Basin Authority, and with a number of private companies based there to carry out environmental works on the banks of the Susquehanna river adjacent to it's confluence with the upper Chesapeake. The build up of flotsam and jetsam on the Conowingo dam is a major hazard, and the company is now actively working towards a design to effect this clearance operation.

The Company is also in discussion with future funding partners, and is hoping to raise development capital shortly. A number of competent authorities involved in the Greenway movement on the Susquehanna are now putting together an integrated proposal for the river and the company is actively involved in this. Some Federal funds are available for this.

The cleaning of the different types of choking weeds that trap debris, floating plastic, old tires, bottles, and other floating objects is a problem not unique to the Susquehanna. If the Company is successful in a pilot scheme here, and operating up to four machines, it will open other operating market areas within the United States.

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

Dated: October 24, 2000