Form 10KSB
period 2001-04-30
MEDIC MEDIA INC
filed 2001-09-06
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10KSB

   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year end
          April 30, 2001

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

As of April 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

The Company thereafter sought to develop and manufacture amphibious vehicles. The management of CMAC was appointed as management to oversee the Company's entry in this field as it possessed extensive experience and knowledge in the amphibious vehicle and military industry. The company failed in its business purpose to design, develop and manufacture a range of working vehicles that can operate on land and in water.

Subsequently, the chief executive officer of the company resigned and, on August 2, 2001, a majority of the company's shareholders of the company, upon consent, elected to appoint Richard Smith as president of the company. Mr. Smith was also appointed to the Board of Directors by a majority of the shareholders.

The Company's directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company has begun to consider and investigate potential business opportunities. Potential operating business and business opportunities encompass ventures which the Company believes would create an opportunity for profit, growth and a return on investment to the Company's shareholders. Such opportunities would consist of entities possessing innovative ideas, business plans and the potential for growth. At this time however, the Company has targeted internet marketplaces for the purpose of creating a business opportunity.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company on August 2, 2001, with the majority consent of its shareholders, elected to cease its original business plan to manufacture and develop amphibious vehicles and to actively seek a merger candidate or other business opportunities. The shareholders further appointed Richard Smith to the Board of Directors.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of April 30, 2001, the Company had approximately 128 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the company's shares was during the week of June 16, 2000 wherein the closing price was $2-5/8 per share. Prior to that, a total amount of 400 of the company's shares were traded during the week of February 4, 2000 at the price of $2-5/8 per share. Investors are alerted that there is a very limited market for the Company's shares and therefore minimal liquidity.

Item 6.  SELECTED FINANCIAL DATA
                           AMAC, INC.
                  (A Development Stage Company)
                SELECTED FINANCIAL DATA SCHEDULE
               FROM MAY 1, 1997 TO APRIL 30, 2001

                               For the Year       From Inception
                                  Ended                 To
                              Apr. 30, 2001        Apr. 30, 2001
                              -------------        -------------
Cash and Cash Items            $  3,455            $   3,455
Marketable Securities                 0                    0
Notes and Accounts Receivable         0                    0
Allowances for doubtful accounts      0                    0
Inventory                             0                    0
Total Current Assets              3,455                3,455
Property, plant and equipment   648,960              648,960
Other Assets                      2,890                2,890
Accumulated depreciation              0                    0
Total assets                    655,305              655,305
Total current liabilities        46,191               46,191
Bonds, mortgages and debt     1,029,826            1,029,826
Preferred stock - redemption          0                    0
Common stock                      5,038                5,038
Other stockholders' equity        9,000                9,000
Total Liabilities and
 Stockholders' equity          (655,305)            (655,305)
Net Sales of Tangible Products        0                    0
Total Revenues                        0                    0
Cost of Tangible Goods Sold           0                    0
Total Costs and Expenses applicable
    To sales and revenues             0                    0
Other costs and expenses        143,450              434,750
Provision for doubtful accounts       0                    0
Interest and amortization of
    Debt discount                     0                    0
Income before taxes
    and other items            (143,450)            (434,750)
Income tax expenses                   0                    0
Income/loss continuing
    operations                 (143,450)            (434,750)
Discontinued operations               0                    0
Extraordinary items                   0                    0
Cumulative Effect - changes in
    Accounting principles             0                    0
Net Income or loss             (143,450)            (434,750)

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



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

The Company is a development stage company. Its principal business purpose was to design, develop and manufacture a range of amphibious vehicles that can operate on land and in water. On
August 2, 2001, a majority of the company's shareholders elected to abandoned its original business purpose.

The Company's principal business purpose now is to locate and consummate a merger or alliance with a private entity. There is no guarantee that the company's efforts will be successful.
The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Any targeted alliance or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company.

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

In the event the Company consummates a merger transaction, the Company believes that there will be a change in control in the
Company.   The Company believes that any merger would include the
new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

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

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. However, at this time there is no immediate serious potential for the Company to
acquire or merge with any business.   There is no formal existing
corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

The Company's current officers, directors and affiliates have not used in the past any particular consultants or advisers on a regular basis. At the current time, the Company does not foresee hiring any independent consultants to assist the company in its search for a merger or business opportunities.

The Company at this time does not have any preliminary agreements or understandings for the purpose of providing any consulting services. The Company will consider paying consultant or finders' fees to its principal shareholders on the same basis that it would pay any outside consultant or finder's fee.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors:

We have audited the accompanying balance sheet of AMAC, Inc., ("AMAC, Inc.") as of April 30, 2001 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on
these financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMAC Inc., as of April 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Frank E. Hanson, C.P.A.
Arlington, Virginia

                              AMAC, INC.
                      CONSOLIDATED BALANCE SHEET

                                     As of             As of
                                 April 30, 2001    April 30, 2000
                                ---------------------------------

ASSETS
CURRENT ASSETS
  Cash                              $   3,455         $  8,265
  Prepaid Expense                           0                0

                                  _____________     ____________
  Total Current Assets              $   3,455         $  8,265

OTHER ASSETS
  Prototype Craft                   $ 648,960         $648,960
  Capitalized Lease Costs                   0              982
  Less: Acc. Amortization                   0                0
  Security Deposit - Lease                325              325
  Interest in Auto Lease                2,565            5,416

  Total Other Assets                  651,850          655,683
                                  _____________     ____________
TOTAL ASSETS                        $ 655,305         $663,948


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                     25,663            $   0
  Auto Lease Payable
    Current Portion                     1,246            3,777
  Accrued Expenses                     19,282           16,784
                                  _____________    ____________
  Total Current Liabilities           $46,191         $ 20,561

LONG TERM LIABILITIES
  Auto Lease Payable                    3,778            2,506
  Wire Advances Payable - Gala Inc.   377,088          269,183
  Loan Payable - Prototype Gala Inc.  648,960          648,960
                                  _____________     ____________
  Total Long Term Liabilities      $1,029,826        $ 920,649

STOCKHOLDER'S EQUITY
  Common Stock,$.001 par value,
  Authorized 25,000,000 shares;
  Issued and Outstanding
  5,038,461 shares                      5,038          $ 5,038
  Paid in Surplus                       9,000            9,000
  Retained Earnings                  (291,300)        (164,454)
  Net Loss for Period                (143,450)        (126,846)
                                  _____________     ____________
Total Shareholders Equity(Deficit)   (420,712)        (277,262)

Total Liabilities and
   Shareholders' Equity             $ 655,305        $ 663,948

The accompanying notes are an integral part of these financial statement


                             AMAC, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENT
      For the Years ended April 30, 2001 and April 30, 2000 and
                   From Inception to April 30, 2001

                             For the Year      For the Year          From
                                Ended             Ended          Inception To
                            April 30, 2001    April 30, 2000    April 30, 2001
                          ----------------------------------------------------
TOTAL REVENUES               $      0             $      0            $      0
                           --------------      -------------     -------------

OPERATING EXPENSES:
  Accounting                    5,285                8,860              16,545
  Legal                        25,000                  461              35,461
  Filing Fee                        0                    0                  50
  Other Start Up Cost               0                    0              19,000
  Fees to S. Power             71,926               92,914             265,140
  Telephone & Utilities         4,777                4,096              10,866
  Customs Expense                   0                    0               4,207
  Bank Charges                    608                  651               1,651
  Consultants                   8,600                    0              18,600
  Stock Transfers               2,200                  800               5,195
  Office Expense                5,501                4,258              10,271
  Sub-Contract                  7,200                    0              11,450
  Amortization Lease Cost       1,000                1,000               2,583
  Auto Lease                    3,462                3,777               9,127
  Freight & Postage                 0                    0                 113
  License - Permits                 0                  110                 300
  Taxes - Other                     0                    0                 764
  Conferences & Meetings            0                    0                 709
  Travel                        6,127                6,606              17,074
  Dues & Subscriptions            379                   19                 456
  Auto Expense                  1,385                3,294               5,160
  Interest                          0                    0                  28
                           --------------      -------------     -------------
TOTAL EXPENSES               $143,450             $126,846            $434,750

NET LOSS                     (143,450)            (126,846)           (434,750)

Loss per Share prior
 to 6.5 to 1 reverse              N/A                  N/A            (0.01644)
Loss Post Split              (0.028470)          (0.025176)          (0.086286)

                                     AMAC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years ended April 30, 2001 and April 30, 2000 and
                          From Inception to April 30, 2001

                             For the Year      For the Year          From
                                Ended             Ended          Inception To
                            April 30, 2001    April 30, 2000    April 30, 2001
                          ----------------------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss                      $ (143,450)         $ (126,846)      $ (434,750)
                            --------------      -------------     -------------
Adjustments to reconcile
Net Loss to net cash used
in operating Activities:
Changes in Assets and
Liabilities Increase in
Accounts Payable and
Accrued Expenses                 155,170             132,409          427,470
                            --------------      -------------     -------------
Net Cash Used in
Operating Activities            155,170             132,409           427,470

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Insurance of
Common Stock                           0                   0           19,000
                            --------------      -------------     -------------
Net Change in Cash                11,720               5,563           11,720
Cash at Beginning of Period        8,265               2,702            8,265
                            --------------      -------------     -------------
Cash at End of Period             $3,455               8,265           $3,455

The accompanying notes are an integral part of these financial statement.


                                    AMAC, INC.
                         SHAREHOLDERS' EQUITY STATEMENT
                        For the Year Ended April 30, 2001

                     Common Stock Issued    Total          Acc.  Shareholder's
                    Shares     Par Value  Paid Capital   Deficit    Equity
            ------------------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $9,000    $(31,450)  $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended 1999       3,500,000      3,500             (133,004)   (150,416)
             -----------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454)  $(150,416)

Net Loss for
Year Ended 2000                                        (126,846)   (277,261)
             ------------------------------------------------------------------
Balance
Apr. 30, 2000         5,038,461     $5,038    $9,000  $(291,300)  $(277,261)

Net Loss for
Year Ended 2001                                        (143,450)   (420,711)
             ------------------------------------------------------------------
Balance
Apr. 30, 2001         5,038,461     $5,038    $9,000  $(434,750)  $(420,711)
             ==================================================================

The accompanying notes are an integral part of these financial statement.

                             AMAC, INC.
                   NOTES TO FINANCIAL STATEMENTS
                          April 30, 2001

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

The continued funding is in doubt as of the date of this report.

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


                            PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                      Age   Position Held    Family Relation

Lt. General
 J.W. Morris (ret)        78    Chairman               None
 1329 Lynbrook Drive
 Arlington, VA 22206

Kevin Leech               58    Director               None
 Old Chapel
 Sacre Cour Rouge Boullion
 St. Helier, Jersey

Richard Smith             54    Director               None
 Old Chapel
 Sacre Cour Rouge Boullion
 St. Helier, Jersey

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

CASH COMPENSATION: Sean Power was the only director who received a salary during the past year, in the sum of $72,000 per year and was allowed reimbursement of all reasonable expenses incurred as part of his position with the Company, such as transportation and traveling.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of April 30, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

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
Vienna, Virginia

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 5,038,461 shares of common stock outstanding on April 30, 2001.

Sean Power, the Company's former president, is the beneficial owner of the 1,280,000 shares held by Burlington Associations. Additionally, Kevin Leech, a director of the Company, is the beneficial owner of the 1,280,000 shares held by Partridge Ventures Ltd.

The Company does not have any arrangements, which the Company is aware of, that may affect a change of ownership in the Company.


Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended April 30, 2001 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 2001, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended April 30, 2001, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Dated: September 6, 2001

/s/ AMAC, INC.
    (Registrant)
By: Richard Smith
    President