Form 10QSB
period 2001-07-31
MEDIC MEDIA INC
filed 2001-09-21
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2001

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

As of July 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

TO THE BOARD OF DIRECTORS of AMAC, INC.

We have reviewed the accompanying balance sheet of AMAC, Inc. as July 31, 2001, and the related statements of loss and accumulated deficit and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AMAC, Inc.

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

Frank E. Hanson, CPA
Arlington, Virginia

                            AMAC, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                       As Of           As Of
                                   July 31, 2001  April 30, 2001
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                $  (360)         $3,455
Other Current Assets                      0               0
                                   _________        ________
Total Current Assets                 $ (360)          3,455
Other Assets                        650,906         651,849
                                   _________        ________
TOTAL ASSETS                       $650,546        $655,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                    $25,662         $10,662
Accrued Expenses                     19,282          19,282
Auto Lease Payable                    1,246           1,246
                                 _________        ________

Total Current Liabilities            46,190          31,190
Long Term Liabilities             1,038,862       1,044,826
                                   _________        ________
Total Liabilities                $1,085,052      $1,076,016

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,038,000 Shares                     5,038           5,038
Additional Paid in Capital            9,000           9,000
Deficit Accumulated During the
Development Stage                  (448,544)       (434,750)
                                   _________        ________

Total Stockholders' Equity         (434,506)       (420,712)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $650,546        $655,304

The accompanying notes and accountant's report are an integral part of these financial statements.

                           AMAC, INC.
                 (A Development Stage Company)
            CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                April 30
                     2001         2000       2001         2000
                    ------------------------------------------

TOTAL REVENUES:     $     0          0             0          0

OPERATING EXPENSES:
 Accounting               0          0           905          0
 Legal                    0          0           463          0
 Filing Fee               0          0             0          0
 Rent                     0          0             0          0
 Other Start
   Up Costs          13,795     25,935        27,611    133,004
 Other Income             0          0             0          0
                    ________   _______       ________   ________

NET LOSS            (13,795)   (25,935)     ( 28,979)  (133,004)

NET LOSS PER SHARE  (.002738)  (.005148)    (.005752)  (.02640)

Weighted Average
  Number of Shares
  Outstanding      5,038,000  5,038,000    5,038,000   5,038,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 2001       July 31, 2000
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(13,795)           $(25,935)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  17,610              26,273
                                __________         __________

Total Adjustments                 17,610              26,273

Net Cash Used in
Operating Activities               3,815                 338

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Additional Paid
 In Capital                            0                   0
Increase in Loan Payable               0                   0

Net Cash Provided
by Financing Activities                0                   0
                                 ________           ________
Net Change in Cash                 3,815                 338

Cash at Beginning of Period        3,455               1,363

Cash at End of Period               (360)              1,701


The accompanying notes and accountant's report are an integral part of these financial statements.

                          AMAC, INC.
                 (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the period ending October 31, 2001. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 2001.


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

As a result, the Company has from time of inception to July
31, 2001 no revenue and a net loss from operations of $448,544.
As of July 31, 2001, the Company had a net capital deficiency of $434,506.

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

The Company at this time has been in discussions with various entities for the purpose of consummating a business transaction or merger. The company however, at the time of this filing, has not entered into any agreements or understandings with any entity and shall continue to conduct discussions with interested parties for the purpose of seeking to consummate a business transaction or merger.




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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 2, 2001, a majority of the company's shareholders, on consent, elected to abandoned the company's original business purpose and plan. The shareholders further elected that the company explore, locate and consummate a merger or alliance with a private entity.


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


/s/ AMAC, INC.
_______________________
Richard Smith, President

Dated: September 20, 2001