Form 10QSB
period 2001-10-31
MEDIC MEDIA INC
filed 2001-12-20
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2001

-----------------------------------------------------------------

                    Auto Data Network Inc.
    (Exact name of registrant as specified in its charter)

     Delaware                              13-3944580
----------------------                 ------------------
State of Incorporation                 IRS Employer ID No.

The Forsythe Centre, Lamberts Road
Tunbridge Wells, Kent, UK
--------------------------------------       --------
Address of principal Executive Offices       Zip Code


Registrant's Telephone Number   011 44 1892 511 566

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of October 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        11,112,122

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

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION


                      Auto Data Network Inc.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                       As Of           As Of
                                 October 31, 2001  April 30, 2001
                                    (Unaudited)      (Audited)
                                ---------------------------------
ASSETS
Current Assets
Cash                              $     494          $3,455
Accounts Receivable                  16,695               0
Other Current Assets              1,010,640               0
                                 -----------      ----------
Total Current Assets             $1,027,830          $3,455

Tangible Assets                      27,812               0
Intangible Assets                 3,877,366               0
Other Assets                              0         651,849
                                 -----------      ----------
TOTAL ASSETS                     $4,933,007        $655,304


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                   $521,530         $10,662
Accrued Expenses/other liabilities  326,802          19,282
Auto Lease Payable                        0           1,246
Short Term Bank Borrowings                1               0
                                 -----------      ----------
Total Current Liabilities           848,333          31,190
Long Term Liabilities                     0       1,044,826
                                 -----------      ----------
Total Liabilities                  $848,333      $1,076,016

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,112,122 Shares                   11,112           5,038
Additional Paid in Capital        5,120,868           9,000
Accumulated other
comprehensive income                162,123               0
Deficit Accumulated During the
Development Stage                (1,209,429)       (434,750)
                                 -----------      ----------
Total Stockholders' Equity       $4,084,674        (420,712)
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $4,933,008        $655,304

The accompanying notes and accountant's report are an integral part of these financial statements.

                       Auto Data Network Inc.
                   (A Development Stage Company)
             CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31              July 31
                     2001         2000       2001         2000
                    ------------------------------------------


TOTAL REVENUES:        $    87         0           0         0

COST OF REVENUES:           74         0           0         0

OPERATING EXPENSES:
 Sales & Marketing           0         0           0         0
 Research& Development       0         0           0         0
 General &
   Administration      125,442         0           0         0
 Disposal              648,960         0           0         0
 Amortization                0         0           0         0
 Depreciation                0         0           0         0
                    -------------------------------------------
Total Operating
    Expenses           774,402         0           0         0
Other Start up Costs   (25,935)  (13,795)    (25,935)        0
                    -------------------------------------------
Operating Loss        (774,402)  (25,935)   ( 13,795)  (25,935)

Interest expense          (290)        0           0         0

Loss before
   income taxes       (774,679)        0           0         0
                    -------------------------------------------
NET LOSS              (774,679)  (25,935)   ( 13,795)  (25,935)

NET LOSS PER SHARE       (0.07) (.005148)   (.002738) (.005148)

Weighted Average
  Number of Shares
  Outstanding       11,112,122 5,038,000   5,038,000  5,038,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          Auto Data Network Inc.
                       (A Development Stage Company)
                  STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                          October 31, 2001     October 31, 2000
                        -------------------   -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                         $(774,679)         $(38,958)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization
Write off of Prototype Research
And Development costs              651,580                0
Other Non cash charges                   8                0
Changes in Assets and Liabilities:
     Accounts Receivable             5,279                0
     Other current assets           15,033                0
     Tangible Assets                 3,370                0
     Accounts Payable              (16,007)          38,532
     Accrued Expenses               52,529                0
     Other Non current liabilities (13,181)               0
                                 ----------         ---------
Net Cash Used in
Operating Activities               (75,796)            (426)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of Subsidiary            7,154                 0
                                 ----------         ---------
Net cash used in investing
Activities                           7,154                 0


CASH FLOWS FROM FINANCING
ACTIVITIES:

Effect of exchange rates on cash    65,681                 0
                                 ----------         ---------
Net Change in Cash                  (2,961)             (426)

Cash at Beginning of Period          3,455               207

Cash at End of Period                  494              (219)

Supplemental disclosure of cash flow
Information
Interest paid                      $   290                 0


The accompanying notes and accountant's report are an integral part of these financial statements.

                      Auto Data Network Inc.
                   (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the period ending January 31, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 2001.

NOTE 2.  NET LOSS

During the period ending 31st October 2001, the Company sold subsidiary CMAC Limited and its assets for nil consideration and this has been accounted for as a write off of $774,402, which includes the disposal of a vehicle prototype valued at $648,960. As the Company acquired Auto Data Group on October 2nd, the Auto Data Group revenues and income are included from that date onwards.



NOTE 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon Executing the company's current acquisition strategy includes raising additional capital.

As a result, the Company has from time of inception to October 31, 2001 has derived revenue of $87,000 and a net loss from operations of $774,679. These results are no longer reflective of the ongoing business of the Company subsequent to the October 2nd acquisition of Auto Data Group.

It is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future providing that it executes its current acquisition strategy. Therefore, if the Company does not execute its current acquisition strategy future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


Note 4. Stock Transactions

On September 28, 2001 the Company issued 8,333,333 shares of common stock to Gala Consultancy in consideration for the capitalization of all of their loans to the company.

On September 29, 2001 the Company conducted a 25 for 1 reverse split of the Company's common stock to 534,871 shares which became effective on 15th October 2001.

On October 16, 2001 the Company issued 9,500,000 shares of the
Company's common stock to the shareholders of Europortal Inc T/A
Auto Data Group in consideration for the acquisition of Europortal Group T/A Auto Data Group and its subsidiaries.

On October 17, 2001 the Company issued 1,077,268 shares to various parties in consideration for the capitalization of $4,039,754 of loans at the closing price on that date of $3.75.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

On September 28, 2001, the company sold subsidiary CMAC Limited for no consideration. The Company also issued 8,333,333 shares of common stock to Gala Consultancy Limited in consideration for capitalizing their loans to the Company.

On September 29,2001 the company carried out a 25 for 1 reverse split of the company's then issued and outstanding stock of 13,371,374 to 534,871 shares.

On October 2, 2001, the Company acquired 9,500 shares of common stock, $1.00 par value, of EUROPORTAL INC T/A AUTO DATA
GROUP, (hereinafter "Auto Data Group") a company incorporated under the laws of the State of Delaware.

The acquisition was consummated by the execution of an Acquisition Agreement dated October 2, 2001. The shares acquired by the Company represented all of Auto Data Group's then currently issued and outstanding common stock in a tax free stock-for-stock acquisition. The aggregate purchase price paid by the Company for the Auto Data Group common shares was 9,500,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were issued to the sellers of Auto Data Group.

As a result of the foregoing transaction, there was a change in control of the company to the shareholders of Auto Data Group.
The shareholders of Auto Data Group now hold approximately 95.0% of the outstanding shares of common stock of the company.

These shares have been issued to the sellers of the Auto Data Group shares subsequent to a 25 to 1 reverse split of the voting common stock by the Company of its voting common stock which became effective on 15th October 2001. The transaction has been ratified and approved by a majority of the shareholders of the Company and Auto Data Group.

There was no material relationship between the Company and Auto
Data Group prior to the acquisition by the company of the Auto
Data Group shares. Subsequent to the closing of the transaction, control of the company passed to the shareholders of Auto Data Group.

One 4th October 2001, the company changed its name to Auto Data
Network Inc (ADN).

Auto Data Network comprises a group of established, automotive companies providing real time data and transactional services to manufacturers, retailers and consumers, Services are integrated onto a single transaction platform and data network. The platform propositions are integrated as a communications channel that allows all automotive sector participants to transact within a single environment, in which transactional data is added and modified on the network. This process creates a unique source of ``Intelligent Information(TM)'' that can be accessed by subscribing companies to analyze and react to changes in market conditions.

ADN does not currently have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to close planned acquisitions and obtain additional debt or equity funding.

The Company is currently engaged in raising equity finance in order to complete its acquisition strategy and provide working capital. There is no guarantee that the company's efforts will be successful.

The Company will also consider undertaking additional acquisitions in order to increase its liquidity and/or to provide the Company with additional capital which is necessary to develop the Company's operations. Any entity acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

No representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will develop sustaining business opportunities or acquire businesses that will be of material value to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until its equity funding is completed. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates an acquisition transaction, the Company believes that there will not be a change in control in the Company.

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

The Company at this time has been in discussions with various entities for the purpose of consummating a business transaction or acquisition. The company has not obtained any definitive agreement or understanding with relation to any business transaction or acquisition. The Company will continue to conduct discussions with interested parties for the purpose of seeking to consummate a further business transaction or acquisition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are currently no pending legal proceedings against the company.


ITEM 2.  CHANGES IN SECURITIES

The instruments defining the rights of the holders of any class of registered securities have not been modified.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS On October 2, 2001, the Company acquired 9,500 shares of common stock, $1.00 par value, of EUROPORTAL INC T/A AUTO DATA GROUP, (hereinafter "Auto Data Group") a company incorporated under the laws of the State of Delaware.

The acquisition was consummated by the execution of an Acquisition Agreement dated October 2, 2001. The shares acquired by the Company represented all of Auto Data Group's then currently issued and outstanding common stock in a tax free stock-for-stock acquisition. The aggregate purchase price paid by the Company for the Auto Data Group common shares was 9,500,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were be issued to the sellers of the Auto Data Group shares subsequent to a 1 for 25 reverse split of the voting common stock by the Company of its voting common stock.

As a result of the foregoing transaction, there was a change in control of the company to the shareholders of Auto Data Group.
The shareholders of Auto Data Group now hold approximately 95.0% of the outstanding shares of common stock of the company.


ITEM 5.  OTHER INFORMATION

There is no other information to report which is material to the company's financial condition not previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company on October 17, 2001 filed a Form 8-K announcing its acquisition with the Auto Data Group which is incorporated by reference herein.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Auto Data Network Inc.
--------------------------_______________________
Christopher Glover, President

Dated: December 18, 2001