Form 10QSB
period 2002-01-30
MEDIC MEDIA INC
filed 2002-03-19
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 31, 2002

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

                      Yes __X____      No_______

As of January 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        11,124,601

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION

                      Auto Data Network Inc.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                       As Of           As Of
                                 January 31, 2002  April 30, 2001
                                    (Unaudited)      (Audited)
                                ---------------------------------
ASSETS
Current Assets
Cash                              $       0          $3,455
Accounts Receivable                   2,312               0
Other Current Assets                 38,618         651,849
                                 -----------      ----------
Total Current Assets                $40,930        $655,304

Tangible Assets                      24,826               0
Intangible Assets                 4,621,969               0
Other Assets                              0               0
                                 -----------      ----------
TOTAL ASSETS                     $4,687,725        $655,304


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                   $555,103         $10,662
Accrued Expenses/other liabilities  553,855          19,282
Auto Lease Payable                        0           1,246
Short Term Bank Borrowings           55,504               0
                                 -----------      ----------
Total Current Liabilities         1,164,463          31,190
Long Term Liabilities                     0       1,044,826
                                 -----------      ----------
Total Liabilities                $1,164,463      $1,076,016
Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,124,601 Shares                   11,124           5,038
Additional Paid in Capital        5,145,814           9,000
Accumulated other
comprehensive income               (208,827)              0
Deficit Accumulated During the
Development Stage                (1,424,849)       (434,750)
                                 -----------      ----------
Total Stockholders' Equity       $3,523,262       $(420,712)
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $4,687,725        $655,304

The accompanying notes and accountant's report are an integral part of these financial statements.

                       Auto Data Network Inc.
                   (A Development Stage Company)
             CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 9 Mos Ended    For the 3 Mos Ended
                         January 31              January 31
                        2002      2001       2002         2001
                    ------------------------------------------
TOTAL REVENUES:        $40,258         0      40,171         0

COST OF REVENUES:       40,777         0      40,703         0

OPERATING EXPENSES:
 Sales & Marketing       2,468         0       2,468         0
 Research& Development       0         0           0         0
 General &
   Administration      413,038         0     287,596         0
 Disposal              648,960         0           0         0
 Amortization                0         0           0         0
 Depreciation            4,345         0       4,345         0
                    -------------------------------------------
Total Operating      1,068,811         0     294,409         0
Other Start up Costs        (0)  (41,525)          0   (13,795)
                    -------------------------------------------
Operating Loss      (1,069,330)  (41,525)   (294,941)  (25,935)

Interest expense        (6,893)        0      (6,603)        0

Loss before
   income taxes     (1,076,223)        0     (301,544)       0
                    -------------------------------------------
NET LOSS            (1,076,223)  (41,525)   (301,544)  (25,935)

NET LOSS PER SHARE   (0.09674) (.0082423)     (0.027) (.005148)

Weighted Average
  Number of Shares
  Outstanding       11,124,601 5,038,000  11,112,122  5,038,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          Auto Data Network Inc.
                       (A Development Stage Company)
                  STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                          January 31, 2002     January 31, 2001
                        -------------------   -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                         $(301,544)        $(41,525)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization        4,345                0
Write off of Prototype Research
And Development costs                    0                0
Other Non cash charges                   0                0
Changes in Assets and Liabilities:
     Accounts Receivable            14,383                0
     Other current assets        1,058,146                0
     Tangible Assets                (1,359)               0
     Accounts Payable               33,573           45,292
     Accrued Expenses              227,054                0
     Other Non current liabilities       0                0
                                 ----------         ---------
Net Cash Used in
Operating Activities             1,034,598            3,767

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of Subsidiaries       (744,603)               0
                                 ----------         ---------
Net cash used in investing
Activities                         289,995                0


CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                         12                0
Additional Paid-in Capital          24,946                0
Effect of exchange rates on cash  (370,950)               0
                                 ----------         ---------
Net Change in Cash                 (55,997)           3,767

Cash at Beginning of Period            493             (219)

Cash at End of Period              (55,504)           3,986

Supplemental disclosure of cash flow
Information
Interest paid                      $ 6,603                0

The accompanying notes and accountant's report are an integral part of these financial statements.

                      Auto Data Network Inc.
                   (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the period ending February 28, 2002. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended April 30, 2001.

NOTE 2.  NET LOSS

During the period ending 31st October 2001, the Company sold subsidiary CMAC Limited and its assets for nil consideration and this has been accounted for as a write off of $774,402, which includes the disposal of a vehicle prototype valued at $648,960. The Company acquired Auto Data Group on October 2nd, 2001, and the Auto Data Group revenues and income are included from that date onwards. Trading has been limited until such time as investment funds and the planned Group structure materializes. The loss of $215,420 for the quarter reflects the maintenance of a basic administration and finance function within the Group.


NOTE 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon Executing the company's current acquisition strategy which includes raising additional capital.

As a result, the Company has from time of inception to January
31, 2002 derived revenue of $87,000 and a net loss from operations of $774,679. These results are no longer reflective of the ongoing business of the Company subsequent to the October 2nd acquisition of Auto Data Group.

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

On 4th October 2001, the company changed its name to Auto Data
Network Inc (ADN).

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


ADN does not currently have a working capital line of credit with any financial institution. Agreements regarding funding have been reached, subject to the completion of satisfactory due diligence, with vFinance Inc, where vFinance will arrange funding for the company to complete on its current acquisition strategy. Future sources of liquidity will be limited to the Company's ability to close planned acquisitions and obtain additional debt or equity funding.

The Company is currently engaged in raising equity finance in order to complete its acquisition strategy and provide working capital. There is no guarantee that the company's efforts will be successful.

The Company is also undertaking additional acquisitions in order to increase its liquidity and to provide the Company with additional capital which is necessary to develop the Company's operations. Any entity acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in theevent that the Company successfully completes an acquisition with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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

The Company at this time has been in discussions with various entities for the purpose of consummating a business transaction or acquisition. The Company has in place, Letters of Intent regarding the acquisition of the following companies:
E-Com Multi (UK) Ltd, MAM Software Ltd, North of England Vehicle Rentals Ltd and Automatrix (UK) Ltd.The Company will continue to conduct discussions with other interested parties for the purpose of seeking to consummate a further business transaction or acquisition.

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

Dated: March 14, 2002