Form 10KSB
period 2002-02-28
AUTO DATA NETWORK
filed 2002-06-12
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10KSB

   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year end
          February 28, 2002

                    AUTO DATA NETWORK, INC.
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


     Delaware                              13-3944580
----------------------                 ------------------
State of Incorporation                 IRS Employer ID No.

The Forsyth Centre, Century Place
Lamberts Road, Tunbridge Wells
Kent, United Kingdom                         TN2 3EH
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
                Yes       X          No _______

As of June 10, 2002, the following shares of the Registrant's common stock were issued and outstanding:

     Voting common stock       11,462,078

INDEX

Item 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . 3

Item 2.  DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . .  6

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . 24

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS. . . . .25

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND
         REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 1.   DESCRIPTION OF BUSINESS

     Auto Data Network ("the Company") is engaged in the business of developing and marketing a specialized suite of feature-rich, proprietary software applications and services for
the  automotive industry.   Our  products and services are
designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and related services in specific markets. We market our products to vehicle and parts manufacturers, dealers, consumers and related industry participants, including financial institutions, insurance providers and fleet owners. Our core product offering revolves around  three  functions:  (1)  our  ability  to  link
the  often incompatible   systems  and  data  structures   of
the   various participants   in  the  industry  into  one
unified   information platform,  (2)  our  ability  to assemble
and provide relevant, actionable data in real-time to our subscribers, and (3) our breadth of services and product offering designed to facilitate and increase efficiencies using the data we provide to facilitate sales of new and used vehicles, parts and accessories, and various services such as finance, insurance and vehicle servicing.

     Our product suite includes applications we have developed internally and applications developed by businesses which will become subsidiaries through acquisition upon the consummation of this offering, and we will utilize a majority of the proceeds of this offering to complete the acquisition of those businesses. See "Use of Proceeds." Our business strategy is being implemented by a corporate executive team with over 100 years of combined operating experience in and strong relationships with participants in the automotive industry in the UK and Europe. Our strategy is designed to reinforce and build market share by leveraging upon strong existing relationships in different distribution channels, a broad range of product and service offerings and the use of our information exchange Network as the most efficient means of transacting with the maximum number of suppliers and customers. We earn substantially all of our revenues from licensing fees for our products and services paid by dealers, manufacturers and parts suppliers, although we also earn some fee income on a per-transaction usage basis. Our operations to date have been focused primarily on the UK market, but we plan to expand through our existing relationships with manufacturers into markets in Europe. Additionally, we have experienced demand for our software products from manufacturers in the U.S.


     Our strategy is to be the market leader in providing systems and software products and services and to act as the hub of a data information network for the automotive sector.
Our products address and capitalize on the automotive industry's need for a common data information exchange
network.   Our  products  and services  are integrated and
leverage upon the information within our Network to increase efficiencies for all Network participants. We plan to increase market share and revenue opportunities by developing and maintaining our position as the strategic hub of this information and services network. Initially, we are focusing
on   the  UK  market,  although  we  recognize,  and  may
pursue, additional opportunities in Europe and the U.S.


     This strategy is supported by the long-term objectives of the management, which are:

*    To accomplish and capitalize on industry integration;

*    To deliver information to our subscribers; and

*    To increase product offerings.

     The following is a description of how we aim to achieve these objectives.

     Our  objective is to develop, and where appropriate
acquire, the technology to create a network that connects and integrates the three primary industry channels - manufacturer, retailer and customer together, forming one data network and one transaction engine upon which the entire automotive sector can build an internal marketplace. The key to the
successful  integration  of various   industry  infrastructures
will  be  the  creation   and maintenance  of  an information
flow designed to ensure  that  all data  that  we  capture is
evaluated, sorted  and  repackaged  for resale.   We  have
engaged B&W Deloitte, Deloitte & Touche LLP's actuarial and insurance consulting practice group, to work with us to develop a strategy that ensures this integration is handled as seamlessly as possible.

     As  the  Network grows, we will be charging subscription
and transaction fees for supplying industry transaction data
collected by   and   distributed   through  our  own
communications   hub.  Additionally, this repackaged information
can be leveraged to sell additional  incremental  products and
services.   The  anticipated impact  of  our integration of
industry data on each of the three network channels is set forth below.

     Manufacturer Channel. Our Network will provide real-time, consolidated information on trading, product demand and supply to and from manufacturers. It will facilitate business to business acquisition and disposal of surplus components and vehicle stock.

     Retailer  Channel.  By creating a full-service
communications gateway through the Network, we will revolutionize
existing dealer management  systems.   Dealers will be able  to
access  real-time records  of  vehicle  and owner history,
vehicle  reliability  and running   costs   and   competitor
comparisons   on   price   and availability.

     Consumer  Channel.   Access  to  our  Network  database
will provide the consumer with the opportunity to access the relevant vehicle's complete service and insurance history, as well as allowing the consumer to verify used vehicle mileage. Information on real-time regional market valuations and vehicle availability will also be available to consumers either through dealerships, direct from manufacturers, or via private sales or auctions.

     By  centralizing data and information in the Network, we
will enable   the   automotive   industry   to   maximize
transaction opportunities  by  streamlining the processes  for
accessing  and managing   this  data  and  information.   We
believe   that   by centralizing and streamlining these processes
we will be  able  to reduce  the costs of data management for
both the Company and  for our    subscribers,    and    thereby
increase    profitability.  Additionally, with the increasing
size of our database we believe the opportunities for leveraging upon new products for commercial advantage will grow exponentially.

     Our plans for expansion include the continued development of a wide range of profitable products and services for our existing clients and future clients and the continued development of our database software technology. We intend to leverage upon these developments.


     Forge Strategic Alliances

     As we grow and improve so will the opportunities for alliances and acquisitions within the industry. We have assembled a management team with extensive experience and relationships within the automotive industry, and are utilizing their contacts to capitalize on these opportunities. These
opportunities include alliances   with  finance  companies,
auction  houses,   warranty companies,  motor insurance
companies, and breakdown and  recovery companies.


     Expand in the UK Market

     We intend to seek out and acquire other providers of data and information that are currently operating in the UK. Through this strategy we aim to consolidate our market share and reduce our competition.

     Expand to European and Overseas Markets

     On the global level, we plan to capitalize on our existing technology and products and services as well as our industry relationships to expand overseas first into Europe and then into North America. We believe the automotive industry in Europe is as fragmented as in the UK, allowing us to employ our integration strategy to expand into Europe. Many of our existing subscribers have European and overseas subsidiaries, giving us a springboard into those markets. Additionally, we will utilize our management team's industry-wide relationships with information providers to expand our market.


     The following is a brief description of each of our current operating subsidiaries:

     Orbit Auto Data Network Ltd. Orbit has developed the Network that enables the different proprietary software and databases of automotive industry participants to interact efficiently in real-time through the use of a comprehensive XML infrastructure.

     All  Cars  Ltd.   All Cars operates an interactive  Web
site through which over 2,000 dealerships in the UK currently market used cars to consumers.

     A more detailed description of our business operations and product offerings follows.


     Orbit Auto Data Network Ltd.

     At  the  core  of our business is the Network,  developed
by Orbit, which will allow UK and European subscribers for the first time to access core technical and transaction data for the manufacturing, retailing and aftermarket sectors of the
industry.  This   proprietary  system  is  designed  to  act  as
a powerful "translator," enabling the different proprietary software and databases of automotive industry participants to communicate efficiently and in real-time through the use of a comprehensive XML infrastructure.

     Through   a  five  year  exclusive  agreement  with
Kerridge Computer Company Ltd., the largest dealer management system provider in Europe ("Kerridge"), according to Kerridge, Orbit has access to and collects industry data from over 4,500 automotive dealers, as well as manufacturers and financial institutions, including, HSBC Holdings Ltd., GM Interleasing UK (a subsidiary of General Motors of America Corporation), SAAB GB Ltd., Volkswagen Group UK Ltd., Fiat Auto UK Ltd., Deloitte & Touche LLP, Honda UK Ltd., Godfrey Davis (Contract Hire) Ltd., Nissan Motor (GB) Ltd., Mitsubishi (The Colt Car Company Ltd.), Renault UK Ltd., and Lombard Auto Exchange Inc. It is the data which is captured via this Network and the connectivity that has been developed that lies at the core of our ability to achieve our goal of becoming the information and data source to the automotive industry.

     Products and Services. We currently offer the following comprehensive data and information services, integrative services and database products:

* New Vehicle Prices and Options, which aids retailers and manufacturers in making pricing comparisons;

*    Standard Equipment Colors and Trim, which aids retailers and manufacturers in processing vehicle orders and making
     comparisons   in pricing and options;

* Technical Specifications Data, such as load bearing and turning circles, which gives manufacturers essential data;

* Parts Cataloguing, which allows aftermarket players and Internet-based platforms to track parts supplies;

* Service Maintenance and Repair Time Data, which allows fleet operators to track repair data, and body shops and insurance companies to monitor repair costs;

* Total Life Costs, which aids European consumer groups and manufacturers in making vehicle comparisons;

* Optimum Finance Contract Data and Software, which gives retailers information and aids them in assessing their financing options;

* Stock Availability, which aids dealers in locating vehicles by a consumer location;

* Used Vehicle Pricing, which provides real-time vehicle sale pricing by region;

* New Vehicle Data, which provides manufacturers with real-time data necessary for planning and understanding the various retail incentives available; and

* Future Values, providing fleet operators and financing companies with data needed for risk planning.

     Revenue  Generation.  A  majority of  our  revenues  will
be generated by long-term recurring subscriber and licensing fees and for the use of these products and services, as well as the
related training  and  support  we  provide.   Every  time  one
of   our  subscribers uses one of our products and services we
are  able  to capture more data, which can be resold.

     Orbit also operates "Autosell," an on-line vehicle search engine, currently accessible to insurance subscribers, which creates a transaction hub for the sale of surplus inventory from automotive retailers. Autosell is used by three major insurance companies to locate replacement vehicles written-off in accidents. Autosell is currently a dealer to dealer intranet, but we believe it has the capability for significant penetration of the insurance market, where there is an imperative need for a high quality vehicle replacement locator.


     All Cars Ltd.

     All Cars was formed in 1999, and launched the Allcars.com Web site in 2001. Allcars.com is an interactive Web site
designed  to allow   UK   dealers  to  market  used  cars  to
the   consumer.  Effectively,  it operates as a vehicle locator
for the consumer. In 2002, with the benefit of trials and marketing tests, the site was relaunched and there are currently in excess of 2,000 dealers marketing on the Web site. We have assurances from an additional 4,000 dealers, many of whom are currently using Kerridge's dealer management system, that they will use the site once there is a commitment to increased marketing of the site and we have fully integrated Kerridge's dealer management system data into our Network and made this information accessible through the Web site. The site is also designed to be of interest to the Internet user in general, containing general automobile interest content.

     Products and Services. The Web site provides dealerships and prospective buyers with access to information concerning used vehicle locations, automotive-related products, such as insurance, warranty, finance and vehicle accessories, generates visibility for our dealership subscribers' inventories and increases traffic to dealership and supplier Web sites. All Cars' alliances with dealer management systems providers allows us to provide automatic uploads of available vehicles from dealer servers directly onto the site, relieving dealers of the administrative burden of updating this content. We believe this data extraction service gives us a competitive edge over other sites that do not offer this feature.

     The  All  Cars  Web site user has the option  of  browsing a variety  of  search  and selection options for specifications
and prices   for  new  and  used  cars  from  every  major
automobile manufacturer and local dealer. Additionally, the site offers a variety of value-added features, including links to car guides and news reports, a car auction facility, financing options for corporate and consumer vehicle purchasers, a free Web page for dealerships, RAC road information and route planning, vehicle insurance and warranty information, links to Halford Ltd.'s Web site (a discounted automobile accessories site) and access for consumers to book vehicles for servicing. All Cars expects to introduce
Europe.  Digital  interactive  television  access   in selected
countries and the brand extensions: Allbikes, Allvans and Allrentals in the near future.

     Revenue Generation. We receive 20% of the revenues generated from the over 1800 Internet-enabled dealerships throughout the UK that provide products or services on the
site.   Advertising hyperlinks bring in additional revenues by
linking subscribers to third party sites where revenue is generated from commissions on sales made. Since June 2000, All Cars has seen penetration by 45% of the top 100 dealers in the UK. We are focused on marketing All Cars and have seeded search
engines to increase traffic  to  the site.   By  leveraging All
Cars' industry contacts we expect to continue to forge strategic alliances with providers of dealership management software and consolidate and expand this subscriber base in 2002.

     NETWORK, DATABASE AND SOFTWARE DESIGN, DEVELOPMENT AND
MAINTENANCE

     Network infrastructure. Our Network has both the flexibility and scalability to meet the requirements of our immediate, and broader, marketing sector ambitions. The Network has a dedicated 32mb internet connection with 99.9%
redundancy  guaranteed  as stated  in  SLA's.   KPNQwest, the
largest  broadband  carrier  in Europe,  is  the  Network's
internet services provider.   KPNQwest serves  the U.S. market as
well, allowing us global access without significant start-up costs. This broadband capability provides us with the speed and security that real-time transactions require and the ability to deliver services to our clients on demand without delay. We have sufficient bandwidth to meet our retrieval needs without any impact on our clients.

     Software and Hardware. The hardware base for our Network will be one of five enterprise class servers which will provide the processing power and back up that our Network strategy requires. The hardware will be set up in a cluster so that if any one server fails then another can take over the processes of the failed server, providing the redundancy and data integrity of the current transaction taking place and eliminating downtime. These servers will be hosted by KPNQwest in their cutting edge facility. They also have five other such hosting super-centers around the world in key places, which will provide us with routes to market with global expansion of our Network in the future.

     The database solution on which our data will be housed and delivered will be provided by Software AG (UK) Ltd., the
leading XML   based  platform  supplier.   The  network  is
based  on   a comprehensive  XML  infrastructure  with  the
tools  that   allow transactions  to  be formatted to the client
needs  and  that  can delivered on any platform.

     History of the company

     Auto  Data  Network  Inc  ("the Company")  was  formed  as a Delaware  corporation  on November 6, 1996 under  the  name
Medic Media  Inc.   On March 30, 1999, Medic Media changed its
name  to AMAC  Inc.   AMAC  Inc, had been engaged in  the
development and manufacture of amphibious vehicles, but the market demand did not materialize and the company decided to
change direction and pursue a   different   strategy  for
returning value to shareholders. Shareholders voted to look for an alternative business to merge with when this happened, and realized that due to the large losses left in AMAC Inc that a substantial reverse split would be likely to occur upon any merger with another entity. On October 2, 2001 the Company acquired all of the outstanding shares of Europortal Inc T/A Auto Data Group ("ADG") in exchange for the sale of 95% of the  outstanding shares of the Company to the former
stockholders of ADG. The effect of this transaction was a change of control of the Company, ceding corporate control to the
former stockholders of  ADG.   In  acquiring  ADG  the Company
became the owner of Automotive Data Network Ltd., formerly All Group Holdings Ltd., a UK holding company. On October 4, 2001 the Company changed its name to Auto Data Network Inc. On March 19, 2002, the Company acquired Orbit Auto Data Network Ltd., formerly E-com Multi (UK) Ltd and on May 30 the company acquired County Automotive Inc. Subsequent to the year end the Company has entered into various confidential agreements and letters of intent to acquire other companies to expand the network which are expected to close in the next 90 days.


     INTELLECTUAL PROPERTY

     We  regard  substantial elements of our service offerings
as proprietary and believe that they are protected by intellectual property rights including trademark and trade secret laws, and contractual restrictions on their use by licensees and others. We are currently in the process of trade marking the name "All Cars." Although from time to time we may apply for registration of our trademarks, service marks, and copyrights with the appropriate UK and European agencies, we do not rely on such registrations for the protection of these
intellectual property rights.   We  often enter  into
confidentiality agreements with our employees and consultants and with third parties in connection with our business operations
 and   services  offerings.    These   confidentiality agreements
generally seek to control access to, and  distribution of,   our
technology,  documentation,  and  other   confidential
information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use or disclose to others our confidential information without authorization or to develop similar technology independently.

     Litigation  may  be necessary in the future  to  enforce
our intellectual  property rights, to protect  our  trade
secrets  or trademarks  or  to  determine  the  validity  and
scope  of   the intellectual property rights of others.
Furthermore, our business activities may infringe upon the proprietary rights of others and other parties may assert infringement claims against us, including claims that arise from directly or indirectly providing hyper-text links to Web sites operated by third parties. Moreover, from time to time, we may be subject to claims of alleged infringement by us or our subscribers of the trademarks, service marks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our intellectual property rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and have a material adverse effect on our business, results of operations and financial condition.

     We  currently  license  from third parties  technologies
and information  incorporated into our products and services.
As  we continue   to   introduce  new  services  that
incorporate   new technologies  and  information, we  may  be
required  to  license additional  technology  and information
from  others.   We  cannot assure  you  that  these  third party
technology and information licenses will continue to be available to us on commercially reasonable terms, if at all. Additionally, we cannot assure you that the third parties
from which  we  currently  license  our technology   and
information  will  be  able  to   defend   their proprietary
rights successfully against claims of infringement or invalidity. If any of these technology and information licenses are not available to us in the future, we may be delayed in introducing, or fail to introduce, new features, functions or services. It could also adversely affect the performance of our existing services until equivalent technology or information can be identified, obtained and integrated.

     COMPETITION

     The Company has no direct competitors in the UK or in Europe who will be offering the same breadth of products and
services that  we  intend  to  offer.   Although our  individual
component companies   have   specific  competitors   in   their
respective businesses:  Orbit's  direct competitors  in  the  UK
market  are Capnet,   Glass's   Information  Services  Ltd.,
and   Autologic Information  International Inc. However, it is
possible that, in the future, we may face increased competition from other existing or potential competitors, such as The Reynolds and Reynolds Company, currently operating
only in North America.  We  believe that   our   ability  to
successfully  integrate   manufacturers, retailers   and
customers  in  the  industry,  and   provide   a comprehensive
solution for the automotive industry by providing one unified network will contribute to our success over any existing or
future  competitors.   Additionally,  we  feel   the experience
and reputation of our management, as well as our proprietary technology and expertise will give us a competitive edge over our competition.

     While the market for providing Internet products and services for the automotive industry is relatively new, it is  rapidly evolving,  and  we  anticipate the All Cars  Web
site  will  face increased  competition  over  time.   Barriers
to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies, particularly those with existing data aggregation capabilities that may
be  easily  integrated  with Internet   services.   Furthermore,
our existing and potential competitors may develop offerings that are perceived as better than our services or otherwise achieve greater market acceptance. Currently, All Cars directly competes with Autobytel Inc. and Autotrade, both Internet-based companies.


     Factors Related To Our Business and Our Industry

     We have a limited operating history, which makes it difficult to evaluate our business and to predict our future results.

     Although some of the subsidiaries have been established for over 10 years, ADN, founded in 1999, has a limited operating history, which makes it difficult to evaluate our business and to predict our future operating results. Since our inception, we have been primarily engaged in developing a logistical plan and the establishing the process for implementing such a plan, developing and acquiring the necessary technology and increasing our customer base. We
have generated only limited  revenues  to date.   Since we have
no relevant operating history upon which an evaluation of our performance and prospects can be made, you should not consider our recent revenue growth an indication of our future rate of revenue growth, if any.

     Economic trends that negatively affect the automotive retailing industry may adversely affect our business.

     Purchases  of  new  vehicles are typically discretionary
for consumers  and may be particularly affected by negative
trends  in the  economy.   The  success of our business will
depend upon a number of factors influencing the spending patterns of automotive dealers and manufacturers for marketing and advertising services. These patterns are in part
influenced by  factors  relating  to discretionary   consumer
spending  for   automotive   purchases, including   economic
conditions  affecting  disposable   consumer income,   such   as
employment,  wages  and  salaries,   business conditions,
interest rates and availability of credit for the economy as a whole and in regional and local markets. Because the purchase of a vehicle is often a significant investment, any reduction in disposable income and the impact such reduction may have on our clients may affect us more significantly than businesses serving other industries or segments of the economy.

     Any failure to build strong relationships with current and prospective automotive dealer and manufacturer clients could limit our growth prospects and adversely affect our business.

     For  our  business  to succeed, we must continue  to
develop relationships  with  franchised automotive dealers,
manufacturers and  parts  suppliers.   We derive a substantial
portion  of  our revenues   from  subscription  and  license
fees  paid   by   our subscribers  in  the  automotive industry
and  our  future  growth depends in part on expanding our base of
dealer, manufacturer  and supplier   clients.   In  addition,
manufacturers,  dealers   and suppliers  may  elect to implement
their own Internet strategies, which could reduce our potential client base.

     Terrorist attacks over the internet may seriously harm our business.

     Terrorist  attacks  over the Internet  may  cause  damage
or disruption   to  our  business  and  our  clients,   which
could significantly impact our revenues, costs and expenses. The number of Internet viruses and security breaches have been increasing and we may not have sufficient resources to protect against such attacks.

     We could face increased competition.

     Our vehicle purchasing services compete against a variety
of Internet and traditional vehicle purchasing services, automotive brokers and classifieds. We face competition from both Internet commerce companies as well as traditional,
software  development companies   and  offline  companies  within
the  automotive   and automotive-related  industries. The market
for our products and services is new, and competition among automotive-related software products and services generally and
commercial Web sites offering automotive-related    products
and   services    may    increase  significantly  in  the
future.  To  compete  successfully  as   a commercial entity, we
must significantly increase awareness of our services and brand name. We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. Our existing and potential competitors may develop products and services that are perceived as better than those we provided or other achieve greater market acceptance. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

     Future acquisitions may disrupt our business and distract our management.

     We have engaged in a number of acquisitions, and we expect to continue to do so in order to address potential growth in our customer base as well as our expansion into new geographic areas, types of products and services and alternative methods of sale. We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make such acquisitions on commercially acceptable terms or at all. If we acquire another company, we may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner or at all. We may have to devote a significant amount of time and
resources to do so.   Even  with this  investment  of  time and
resources, an acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we
fail  to  integrate  the  acquired   business effectively  or  if
key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. Additionally, acquisitions can involve non-recurring charges and amortization of significant amounts of goodwill that could adversely affect our results of operations.

     Our management and operational systems might be inadequate to handle our potential growth.

     We   are  anticipating  rapid  growth  that  could  place
a significant strain upon our management and operational systems and resources. Failure to manage our growth effectively could have a material adverse effect upon our business, results of operations and financial condition and could force us to halt our planned continued expansion, causing us to lose our
opportunity  to  gain significant market share.   Our ability to
compete effectively as a provider of software applications and systems to the automotive industry and to manage future growth
will require us to  continue to   improve   our   operational
systems,   product   development organization and our financial
and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel.

     We   must  integrate  our  key  executives  into  a
cohesive management team to expand our business. If our new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to increase customer support capacity, transaction processing, operational and
financial  systems,  procedures  and controls.   This  is  a
special challenge  when  we  acquire  new operations  with
different  systems.  Our  current  and   planned personnel,
systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.

     Our quarterly financial results will fluctuate, which may affect our stock price and make it difficult to predict our future performance.

     As our business grows and the market for our product matures, we expect our quarterly operating results will fluctuate due to many factors, including the following:

* the retention of existing dealers, manufacturers and parts suppliers, the addition of new dealers, manufacturers and parts suppliers;

* the rate and volume of expenditures by dealers, manufacturers and parts suppliers for our services;

* the introduction of new or enhanced sites, services and products by us or our competitors;

* our ability to joint venture with investors in the development of ADN branded companies internationally;

* our ability to meet our obligations with respect to the MAM post-closing payment obligations;

* economic conditions generally and those specific to the Internet, online commerce software development or the automotive industry;

*     our  ability  to  upgrade  and  develop  our  systems   and
infrastructure;

* our ability to attract qualified new personnel in a timely and effective manner;

* technical difficulties with respect to the Internet or infrastructure;

* the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

*    governmental regulation; and

*    unforeseen events affecting the industry.


  We may not maintain profitability

     We  cannot  guarantee  that  our business  strategy  will
be successful  or  that  we  will maintain  significant  revenues
or profitability.   We  expect  to  continue  to  incur
significant operating expenses to fund marketing and promotion, customer support, further development of our systems, technology and operating infrastructure development and meet our MAM post-closing payment obligations and, as a result, we will need to generate significant revenue increases and control expenses to maintain profitability.

     We may lose key personnel or be unable to attract, train and retain additional highly qualified sales, marketing, managerial and technical personnel.

     The loss of the services of one or more of our key executive officers could have a material adverse effect on the development of our business and, accordingly, on our operating results and financial condition. Qualified technical personnel are in great demand throughout our industry. Our future growth will depend in large part upon our ability to attract and retain highly skilled technical and engineering personnel. Our failure to attract and retain the technical personnel that are integral to our expanding development needs may limit the rate at which we can develop new products and services, which could have a material adverse effect on our business, results of operations and financial condition.

     We are subject to risks of conducting business in foreign countries.

     If we successfully expand into international markets, we will be subject to the risks of conducting business in foreign countries, some of which may include:

*    competing with local companies;

*      difficulty   in   establishing  or  managing
distribution relationships;

*      paying   higher  telecommunications  and  Internet
service provider costs;

* difficulty in locating qualified local employees, partners, distributors and suppliers;

* the potential burden of complying with a variety of foreign laws, trade standards, consumer protection laws and regulatory requirements, including limitation on our services in local jurisdictions;

*    difficulties in collecting accounts receivables;

* experiencing foreign currency exchange rate fluctuations; and

*    facing potentially adverse tax consequences.

     We  have  limited  experience in localizing  our  service
to conform to foreign cultures, standards and policies. We may
not be successful   in  expanding  into  international  markets
or   in generating  revenues  from foreign operations.   Even  if
we are successful, the costs of operating in most countries are expected to exceed our net revenues for at least twelve months.

     Our success is dependent on keeping pace with advances in technology.

     Software   products  and  electronic  commerce  markets
are characterized by rapid technological change, changes in  user
and customer   requirements,   frequent  new   service   and
product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing Web sites and technology obsolete. If we are unable to adapt in cost-effective way, to changing
technologies,  our   business, results  of operations and
financial condition could be materially and adversely affected. Our performance will depend, in part, on our ability to continue to enhance our existing services and products, develop new technology that addresses the increasingly sophisticated and varied needs of our prospective customers, license leading technologies and respond to technological advances and emerging industry standards and
practices on a timely and cost-effective   basis.   We  may  not
be  successful  in  using   new technologies  effectively or
adapting our Web sites, or other proprietary technology to customer requirements or to emerging industry standards.

     Our computer infrastructure may be vulnerable to security breaches.

     While we have designed security measures to prevent physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches, our computer infrastructure is potentially vulnerable to such problems or
breaches.   Any  such problems  or  security breach could cause
us to have liability  to one  or  more  third  parties  and
disrupt  all  or  part  of  our operations.   A  party  who  is
able to circumvent our security measures could misappropriate proprietary information, jeopardize the confidential nature of information transmitted over our Network or cause interruptions in our operations. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information such as personal financial information, security breaches could expose us to a risk of financial loss, litigation and other liabilities. Our insurance does not currently protect against such losses. Concerns over the security of Internet transactions and the privacy of users could also inhibit the
growth of the Internet  in general,   particularly  as  a  means
of  conducting   commercial transactions.  These online commerce
security risks could have a material adverse effect on our business, results of operations and financial condition.

     We are exposed to risks associated with information disseminated through our service.

     We could be exposed to liability with respect to third-party information that is accessible through Web sites we create and through our Network. The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. These claims might assert that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement, defamation or other wrongful actions by third parties through these sites. In addition, federal, state and  foreign legislation has been proposed that imposes
liability for or prohibits the transmission over the Internet of certain types of information. Our service generates
information from users regarding  other  users.   It  is  also
possible  that   if   any information  provided on our clients'
Web sites contains errors, consumers and our clients could make claims against us for losses incurred in relying on this information. We access the systems and databases of our
clients and, despite precautions,  we  may adversely   affect
these  systems.   If  we  become  liable   for information
provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and  we  may  be  forced to implement new measures to  reduce our exposure to this liability. This may require us to expend substantial resources and/or to discontinue certain service offerings, which would negatively affect our financial results. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and our reputation could
suffer dramatically.   In addition, the increased attention
focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this liability or asserted liability could harm our business.

     Government legislation could limit our access to data for resale and/or transmission.

     Future  legislation affecting some or all of the  markets
in which  we  sell our products and services may limit our access to data  for  resale  and/or transmission.  Such laws  may  have the effect  of increasing the costs associated with the
possession  of such  data.   If these costs increase, our
services could become more expensive, and therefore, our revenues could be reduced.

     Our industry may become subject to greater government regulation.

     Due to concerns arising from the increasing use of the Internet, a number of laws and regulations have been and may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. Failure by our clients or us to comply with such laws and regulations could subject us to legal action, including fines, and could cause us to expend management and other resources. In addition, such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Further, due to the global nature of the Internet, it is possible that multiple UK or foreign jurisdictions might attempt to regulate Internet transmissions or levy sales or other taxes relating to activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal
privacy   is uncertain.   We cannot assess the impact of any
future  regulation of the Internet on our business.

     Prospective clients may not accept electronic commerce and the Internet as a means of purchasing.

     Our success depends on the increased acceptance and use of the Internet as a medium of commerce. Our business will suffer if potential customers do not accept electronic
commerce  and  the Internet   as   a   means   of  purchasing.
Business-to-business electronic commerce is a new and emerging business practice that remains largely untested in the
marketplace.  Rapid growth in  theuse   of   the  Internet  and
electronic  commerce  is  a  recent phenomenon.   As a result,
acceptance and use may not continue to develop at recent rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. Demand for and market acceptance of services and products recently introduced over the Internet are subject to a high level of uncertainty, and few proven services and products yet exist.

     We may not be effective in licensing new products and maintaining our existing licensed technology.

     We  license  and will continue to license certain
technology integral   to  our  products  and  services  from
third parties, including value-added commerce related products and services which may be integrated with internally developed
management tools  and services.   Other  companies,  including
those  that   may   have substantially  greater financial,
marketing and other resources than us, compete with us for the right to license these products and services. We may not be successful in identifying potential product or services licensing. If any of these opportunities are identified, we may not be able to obtain these licenses on acceptable terms. We may not be able to successfully integrate any licensed product or technologies into our products and services. Our failure for any reason to maintain such licenses could have a material adverse effect our business, operating results and financial condition.

     We and our subsidiaries may be unable to protect our intellectual property or suffer misappropriation of our intellectual property and proprietary rights.

     Legal standards relating to the validity, enforceability
and scope of protection of proprietary rights in software and systems related businesses are uncertain and still evolving, and we cannot predict the future viability or value of any of our
proprietary rights.   We  also cannot assure you that the steps
that we have taken to protect our intellectual property rights and confidential information will prevent unauthorized disclosure, misappropriation or infringement of these
valuable assets.   In  addition,  our business  activities  may
infringe upon the intellectual property rights of others and other parties may assert infringement claims against us. Any litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others might result in substantial costs and diversion of resources and management attention. Moreover, if we infringe upon the rights of others, we may be required to pay substantial amounts and may be required to either license the infringed intellectual property or to develop alternative technologies independently. We may not be able to obtain suitable substitutes for the infringed technology on acceptable terms or in a timely manner, which could adversely affect our business, results of operations and financial condition.



Item 2.  DESCRIPTION OF PROPERTIES

The Company has no significant assets other than those detailed in the accounts.


Item 3.  LEGAL PROCEEDINGS

No legal proceedings are pending at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company on August 2, 2001, with the majority consent of its shareholders, elected to cease its original business plan to manufacture and develop amphibious vehicles and to actively seek a merger candidate or other business opportunities. The shareholders further appointed Richard Smith to the Board of Directors. Richard Smith subsequently resigned on 4th October 2001 once the acquisition of EUROPORTAL INC T/A AUTO DATA GROUP was consummated.

On October 2nd 2001 a majority of shareholders voted in favor of the acquisition of EUROPORTAL INC T/A AUTO DATA GROUP.

On 4th October 2001 shareholders voted unanimously to appoint
Christopher Glover and Lee Cole to the board of Directors of the company.

                         PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

As of February 28, 2002, the Company had approximately 105 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". On October 15, 2001 the symbol changed to "ADNW". Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the company's shares was $4.25 per share.



Item 6.  SELECTED FINANCIAL DATA

                      Auto Data Network Inc.
                SELECTED FINANCIAL DATA SCHEDULE
             FROM MAY 1, 1997 TO February 28, 2002

                              For the Year       From Inception
                                 Ended                 To
                            February 28, 2002   February 28, 2002
                              -------------        -------------
Cash and Cash Items            $     14            $      14
Marketable Securities                 0                    0
Notes and Accounts Receivable    31,468               31,468
Allowances for doubtful accounts      0                    0
Inventory                             0                    0
Total Current Assets             39,876               39,876
Property, plant and equipment    24,762               24,762
Other Assets                  4,772,242            4,772,242
Accumulated depreciation              0                    0
Total assets                  4,836,980            4,836,980
Total current liabilities       895,590              895,590
Common stock                     11,462               11,462
Other stockholders' equity    5,120,518            5,120,518
Total Liabilities and
 Stockholders' equity         4,836,980            4,836,980
Net Sales of Tangible Products        0                    0
Total Revenues                   40,412               40,412
Cost of Tangible Goods Sold           0                    0
Total Costs and Expenses applicable
    To sales and revenues        68,053               68,053
Other costs and expenses        648,960              648,960
Provision for doubtful accounts       0                    0
Interest and amortization of
    Debt discount                     0                    0
Income before taxes
    and other items            (725,002)          (1,158,731)
Income tax expenses                   0                    0
Income/loss continuing
    operations                 (725,002)          (1,158,731)
Discontinued operations               0                    0
Extraordinary items                   0                    0
Cumulative Effect - changes in
    Accounting principles             0                    0
Net Income or loss             (725,002)          (1,158,731)




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.


The Company's principal business purpose is to create a group of automotive companies providing real time data and transactional services to manufacturers, retailers and consumers. Services are integrated onto a single transaction platform and data network. The platform propositions are integrated as a communications channel that allows all automotive sector participants to transact within a single environment, in which transactional data is added and modified on the network. This process creates a unique source of "Intelligent Information(TM)" that can be accessed by subscribing companies to analyze and react to changes in market conditions. ADN does not currently have a working capital line of credit with any financial institution.

The   company  has  invested  substantial  funds  developing
its technology platform since inception and will now commercialize this platform via an acquired customer base. Subsequent to the year end the company has completed on the acquisition of E-com multi and County Automotive inc.The company has also entered into confidential letters of intent to acquire four further businesses. The company has currently engaged vfinance to provide funding to enable the company to close the purchase of these acquisitions.

Future sources of liquidity will be effected by the Company's ability to close planned acquisitions and obtain additional debt or equity funding. The Company is currently engaged in raising equity finance in order to complete its acquisition strategy and provide working capital. There is no guarantee that the company's efforts will be successful.

The Company is also undertaking additional acquisitions in order to increase its liquidity and to provide the Company with additional capital which is necessary to develop the Company's operations. Any entity acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination.


The Company has from time of inception to February 28, 2002 derived revenue of $40,412 and a net loss from operations of $725,002. These results are no longer reflective of the ongoing business of the Company subsequent to the October 2nd acquisition of Auto Data Group. It is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future providing that it executes its current acquisition strategy. Therefore, if the Company does not execute its
current  acquisition  strategy  future  sources   of liquidity
will be limited to the Company's ability to obtain additional debt or equity funding.

During the fiscal year ending 28th February 2002, the Company sold subsidiary CMAC Limited and its assets for nil consideration and this has been accounted for as a write off of $774,402, which includes the disposal of a vehicle prototype valued at $648,960. The Company acquired Auto Data Group on October 2nd, 2001, and the Auto Data Group revenues and income are included from that date onwards.

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

On 15th February 2002 350,000 S-8 shares were issued to consultants for services carried out on behalf of the company.

Pursuant to a resolution of the Board of Directors of the company on February 27, 2002, the Company elected to change its fiscal year end from April 30th to February 28th. The Company is therefore filing this Form 10K for the transition period from April 30, 2001 to February 28, 2002.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors:

We have audited the accompanying balance sheet of Auto Data Network Inc.,("Auto Data Network, Inc.") as of February 28, 2002 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of
the Company's management.   Our responsibility is to express an
opinion on these financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Data Network Inc., as of February 28, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Frank E. Hanson, C.P.A.
Arlington, Virginia

                      Auto Data Network, Inc.
                    Consolidated Balance Sheet
                For Period Ending February 28, 2002

                              Assets

                                   As of               As of
                              February 28 2002    April 30, 2001

CURRENT ASSETS
     Cash                          $     14         $    3,455
     Accounts Receivable             31,468                  0
     Prepaid Expenses                 8,494                  0

        Total Current Assets       $ 39,876         $    3,455

FIXED ASSETS
     Office Equipment
     (Net of Depreciation)        $  24,762                  0

        Total Fixed Assets           24,762                  0

OTHER ASSETS
     Accumulated Development and
     Acquisition Cost            $4,772,242

        Total Other Assets        4,772,242            655,305

        Total Assets              4,836,980            655,305


                LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts Payable
      (See Footnote 3)          $   645,810             25,663
     Accrued Expenses               224,822             19,282
     Loan Payable                    24,958              1,246

     Total Current Liabilities  $   895,590             46,191

STOCKHOLDER'S EQUITY
     Common Stock $0.001 par
     value 25,000,000 shares
     authorized 11,462,078
     issued and outstanding
     February 28,2002           $    11,462              5,038

     Additional Contributed
       Capital                    5,120,518              9,000

     Reduction in Income-Due to
      Currency Value Changes
     Accumulated Deficit         (1,158,731)          (291,300)

     Total Stockholders Equity   $3,941,390           (420,712)


 Total Liabilities and
     Stockholder's Equity        $4,836,980           (655,305)


  The accompanying notes are an integral part of these financial statements.

                      AUTO DATA NETWORK, INC.
               Consolidated Statement of Operations
                For Period Ending February 28, 2002

                                           As of               As of
                                      February 28 2002    April 30, 2001
Total Revenue                               $   40,412      $       0
Gross Profit (Loss)                               (348)

Operating Expenses :
     General and Administration                 68,053        143,450
     Disposal of Asset                         648,960              0

Total Operating Expenses                       717,013        143,450

Operating Loss                                (717,361)      (143,450)
Interest Expense                                 7,641              0
Loss before Income taxes                      (725,002)      (143,450)
Income Tax Expense                                  -0-             0

    Net Loss                                $ (725,002)     $(143,450)

Basic and diluted loss per share               (0.0632)       (0.0284)

Shares used in computing basic and
diluted net loss per share                  11,462,078      5,038,041


  The accompanying notes are an integral part of these financial statements.

                      Auto Data Network Inc.
                Consolidated Statement of Cashflows
              For the Period Ending February 28, 2002

                                       For the Year       For the Year
                                          Ended               Ended
                                     February 28, 2002   April 30, 2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                   $(725,002)        $(143,450)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization                  4,349                 0
Write off of Prototype Research
And Development costs                        687,534                 0
Other Non cash charges                             0                 0
Changes in Assets and Liabilities:
     Accounts Receivable                      31,468                 0
     Other current assets                          0
     Tangible Assets                          24,762                 0
     Accounts Payable                        645,810           155,170
     Accrued Expenses                        224,842                 0
     Other Non current liabilities                 0                 0
                                           ----------         ---------
Net Cash Used in
Operating Activities                         926,882           155,170

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of Subsidiaries                 (744,603)                0
                                           ----------         ---------
Net cash used in investing
Activities                                   289,995                 0

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                                   12                 0
Additional Paid-in Capital                    24,946                 0
Effect of exchange rates on cash            (370,950)                0
                                           ----------         ---------
Net Change in Cash                           (55,997)           11,720
Cash at Beginning of Period                      493             8,265
Cash at End of Period                        (55,504)            3,455

Supplemental disclosure of cash flow
Information
Interest paid                                $ 6,603                 0

The accompanying notes and accountant's report are an integral part of these financial statements.

                              Auto Data Network Inc.
                         SHAREHOLDERS' EQUITY STATEMENT
                        For the Year Ended February 28, 2002

                     Common Stock Issued      Total       Acc.   Shareholder's
                    Shares     Par Value  Paid Capital   Deficit     Equity
                    ----------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $9,000    $(31,450)  $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended 1999       3,500,000      3,500             (133,004)   (150,416)
                    ----------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454)  $(150,416)

Net Loss for
Year Ended 2000                                        (126,846)   (277,261)
                    ----------------------------------------------------------
Balance
Apr. 30, 2000         5,038,461     $5,038    $9,000  $(291,300)  $(277,261)

Net Loss for
Year Ended 2001                                        (143,450)   (420,711)
                    ----------------------------------------------------------
Balance
Apr. 30, 2001         5,038,461     $5,038    $9,000  $(434,750)  $(420,711)
                    ==========================================================
Shares Issued
Sep 28, 2001          8,333,333    ($8,333)

25 for 1 Reverse
Split Sep 29, 2001      534,871      ($534)

Shares Issued
Oct 16, 2001          9,500,000    ($9,500)

Shares Issued
Oct 17, 2001          1,077,268    ($1,077)

Shares issued
Feb 15, 2002            350,000     (3,500)

Net loss for
Year Ended 2002                                           (725,002) 3,941,390

Balance
February 28, 2002   11,462,078      (11,462)  $5,120,518  (725,002) 3,941,390


The accompanying notes are an integral part of these financial statement.

                      AUTO DATA NETWORK, INC.
                 Footnotes to Financial Statements
              For the Period Ending February 28, 2002

Note 1 NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Description of Company : Auto Data Network, Inc. a Delaware corporation is the parent company arising from the merger between the company and the following entities : Allcars.com Limited, Redleaf Vehicle Leasing Limited, Your Motorized World, Inc, All Group Holdings Limited, Automotive Data Network, Inc., and Europortal Inc. Automotive Data Network, Inc's aim is to create a dedicated information network between the UK automotive industry its consumers and trading partners.

Note 2 BASIS OF PRESENTATION : Financial statements are prepared on an accrual basis of accounting where revenue is recognized when earned and expenses when incurred. The company has changed its year end to February 28th.

Note 3 ACCOUNTS PAYABLE :
     As of the date of this report there are no judgements or pending litigation. However management indicates that if the funding exercise fails alternative funding will be required to satisfy liabilities.

Note 4 USE OF ESTIMATES :
     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from these estimates. Significant estimates in the financial statements includes the assumption that the company will continue as a going concern.

Note 5 CONTINGENT LIABILITY :
     A possible liability exists with Inland Revenue when and if the accrued payroll of UK staff and Directors are converted to equity.

Note 6 LIQUIDITY :
     The Company's future trading will depend upon successful completion of its fund raising program.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                            PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                             Age   Position Held

Christopher Glover                55       CEO
Lee Cole                          41       Director
Lt. General J.W. Morris (ret)     79       Director


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors or regarding their position with the Company.

Christopher R. Glover, the founder of the Company, has  served as the Company's Chief Executive Officer and as the Chairman of the Board of Directors since 2001. Mr. Glover has also served as the Chief Executive Officer and Chairman of the Board of Directors of ADN (UK) since 2001. Mr. Glover has 27 years experience in the automotive industry. Prior to joining the Company, Mr. Glover served as the Managing Director of Coasis Promotions Ltd., a UK marketing company, which he founded in 1995, the largest client of which was the Ford Motor Company. Concurrently therewith he founded and was the Managing Director for Redleaf Vehicle Leasing Ltd., a UK vehicle leasing company. From 1991 to 1995, he served as Sales Director for COS Ltd., a UK marketing and production services company supplying mainly to publishing, training and motor industries. From 1989 to 1991, Mr. Glover was the Managing Director and part owner for County Contract Hire Ltd., a
UK vehicle leasing company operating in Britain and in France. From 1985 to 1989, Mr. Glover served as the Director and the General Manager for Equity & General Finance (Rentals) Ltd., a UK company specializing in truck and car rental and leasing
("EGF").   Prior to  joining  EGF,  in 1985, he served as the
Finance and Leasing Manager for Hughes of Beaconsfield, a UK Mercedes outlet company. From 1984 to 1985, Mr. Glover acted as the Deputy Chief Executive of Sales and Marketing for Securiplan, a UK static guarding, mobile control and courier service. From 1979 to 1984, Mr. Glover worked for Highway Vehicle Leasing Ltd. in the UK, and from 1977 to 1979, he co-founded and was responsible for all sales and marketing for The Car Leasing Company. Prior to joining The Car Leasing Company in 1977, Mr. Glover was the licensee of a public
house.   Mr.  Glover has a B.Sc., with honors,  in  Sociology
and Management Psychology from Warwick University.

Lee Cole has been a director of the Company since 2001. Mr. Cole has been a director of DBP Holdings Ltd. ("DBP"), our
largest shareholder,  since  1999.   DBP  currently  has
investments   in fourteen  European software and related service
companies.   From 1995  to  1999,  Mr. Cole served as the
Managing Director  of  TEC Capital Group, a venture capital firm.

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

COMPENSATION TABLE: Christopher Glover received 39,000 shares of restricted stock as executive compensation during the last fiscal year.

CASH COMPENSATION None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

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



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of February 28, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of        Percent
Beneficial Owner         Beneficial Ownership        of Class
----------------         --------------------        --------

DBP Holdings Ltd.2        5,453,456                   47.57%

Christopher R. Glover3    1,517,973                   13.24%


All Executive Officers    1,517,973                   13.24%
and directors as a
group (7 persons)

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 11,462,078 shares of common stock outstanding on February 28, 2002.

Item 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended February 28, 2002 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 28, 2002, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended February 28, 2002, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

EXHIBIT

   3         Certificate of incorporation and by-laws

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K


i. The Company filed a Form 8-K on February 28, 2002 which disclosed a change in the fiscal year of the company from April
30 to February 28.  This filing is incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated:


AUTO DATA NETWORK, INC.

/s/ Christopher Glover
----------------------
Christopher Glover
President