Form 10QSB
period 2002-05-31
AUTO DATA NETWORK
filed 2002-07-19
CIK 1029762

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2002

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

                      Yes __X____      No_______

As of May 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock        11,552,289

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

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION

                      Auto Data Network Inc.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of           As Of
                                 May 31, 2002  February 28, 2002
                                  (Unaudited)      (Audited)
                                ---------------------------------
ASSETS
Current Assets
Cash                                $12,319             $14
Accounts Receivable                   8,512          31,468
Other Current Assets                 69,390           8,494
                                 -----------      ----------
Total Current Assets                $90,221         $39,976

Tangible Assets                      42,190          24,762
Intangible Assets                 4,813,199       4,772,242
Other Assets                              0               0
                                 -----------      ----------
TOTAL ASSETS                     $4,945,610      $4,836,980


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                   $941,705        $645,810
Accrued Expenses/other liabilities  330,288         224,822
Loan Payable                         24,958          24,958
Short Term Bank Borrowings           65,164               0
                                 -----------      ----------
Total Current Liabilities         1,362,115         895,590
Long Term Liabilities                     0               0
                                 -----------      ----------
Total Liabilities                $1,362,115        $895,590
Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                   11,552          11,462
Additional Paid in Capital        5,120,518       5,120,518
Accumulated other
comprehensive income                (14,326)              0
Deficit Accumulated During the
Development Stage                (1,534,249)     (1,158,731)
                                 -----------      ----------
Total Stockholders' Equity       $3,583,495      $3,941,390
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $4,945,610      $4,836,980


The accompanying notes and accountant's report are an integral part of these financial statements.

                       Auto Data Network Inc.
                   (A Development Stage Company)
             CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                      May 31    July 31    February 28 April 30
                       2002      2001       2002         2001
                    ------------------------------------------
TOTAL REVENUES:       $128,482         0      40,171         0

COST OF REVENUES:      129,024         0      40,703         0

OPERATING EXPENSES:
 Sales & Marketing      11,190         0       2,468         0
 Research& Development       0         0           0         0
 General &
   Administration      207,083         0     287,596         0
 Disposal                    0         0           0         0
 Amortization                0         0           0         0
 Depreciation            5,835         0       4,345         0
                    -------------------------------------------
Total Operating        224,108         0     294,409         0
Other Start up Costs         0    13,795           0   (13,795)
                    -------------------------------------------
Operating Loss        (224,650)  (13,795)    (294,941) (25,935)

Interest expense        (3,059)        0      (6,603)        0

Loss before
   income taxes       (227,709)  (13,795)    (301,544)       0
                    -------------------------------------------
NET LOSS              (227,709)  (13,795)   (301,544)  (25,935)

NET LOSS PER SHARE    (0.02047) (.002738)     (0.027) (.005148)

Weighted Average
  Number of Shares
  Outstanding       11,462,078 5,038,000  11,112,122  5,038,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                          Auto Data Network Inc.
                       (A Development Stage Company)
                  STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                             May 31, 2002        May 31, 2001
                           ----------------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                         $(227,709)        $(13,795)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization        5,835                0
Write off of Prototype Research
And Development costs                    0                0
Other Non cash charges                   0                0
Changes in Assets and Liabilities:
     Accounts Receivable            (7,292)               0
     Other current assets          (30,740)               0
     Tangible Assets               (23,248)               0
     Accounts Payable              212,251                0
     Accrued Expenses              217,307           17,610
     Other Non current liabilities       0                0
                                 ----------         ---------
Net Cash Used in
Operating Activities               146,404            3,815

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of Subsidiaries       (143,313)               0
                                 ----------         ---------
Net cash used in investing
Activities                           3,091            3,815


CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                         0                 0
Additional Paid-in Capital              0                 0
Effect of exchange rates on cash        0                 0
                                 ----------         ---------
Net Change in Cash                   3,091            3,815

Cash at Beginning of Period        (56,546)           3,455

Cash at End of Period              (53,456)            (360)

Supplemental disclosure of cash flow
Information
Interest paid                      $ 3,059                0


The accompanying notes and accountant's report are an integral part of these financial statements.

                     AUTO DATA NETWORK INC.
                 (A Development Stage Company)

NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financials statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February
28, 2003. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended February 28, 2002.

NOTE 2.  NET LOSS

Trading has been limited until such time as investment funds and the planned Group structure materializes.
The loss of $227,709 for the quarter reflects the maintenance of a basic administration and finance function within the Group.


NOTE 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon Executing the company's current acquisition strategy which includes raising additional capital.

As a result, the Company has from time of inception to May
31, 2002 derived revenue of $213,482 and a net loss from operations of $1,086,719.

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

On April 26, 2002 the Company issued 90,211 shares to various parties in consideration for the purchase of E-Com Multi Limited.

On March 12, 2002 the Company issued 350,000 shares of S8 stock to consultants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

ADN is engaged in the business of developing and marketing a specialized suite of feature-rich, proprietary software applications and services for the automotive industry. Our products and services are designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and related services in specific markets. We market our products to vehicle and parts manufacturers, dealers, consumers and related industry participants, including financial institutions, insurance providers and fleet owners. Our core product offering revolves around three functions: (1) our ability to link the often incompatible systems and data structures of the various participants in the industry into one unified information platform, (2) our ability to assemble and provide relevant, actionable data in real-time to our subscribers, and (3) our breadth of services and product offering designed to facilitate and increase efficiencies using the data we provide to facilitate sales of new and used vehicles, parts and accessories, and various services such as finance, insurance and vehicle servicing. Our product suite includes applications we have developed internally and applications developed by businesses through acquisition. The platform propositions are integrated as a communications channel that allows all automotive sector participants to transact within a single environment, in which transactional data is added and modified on the network. This process creates a unique source of ``Intelligent Information(TM)'' that can be accessed by subscribing companies to analyze and react to changes in marketconditions.

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

The Company is also undertaking additional acquisitions in order to increase its liquidity and to provide the Company with additional capital which is necessary to develop the Company's operations. On April 26th 2002 the company acquired the entire issued stock of E-Com Multi (UK)Ltd, previously the UK subsidiary of E-Com Multi Ltd,, an Australian registered public company. Consideration for the purchase was initially in A D N Inc stock valued at $285,000. Other entities acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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

The Company at this time has been in discussions with various entities for the purpose of consummating a business transaction or acquisition. The Company has in place, Letters of Intent regarding the acquisition of the following companies:
MAM Software Ltd and Jarretts plc. The Company will continue to conduct discussions with other interested parties for the purpose of seeking to consummate a further business transaction or acquisition.

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

Dated: July 18, 2002