Form 10QSB/A
period 2002-05-31
AUTO DATA NETWORK
filed 2002-07-23
CIK 1029762

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

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION

                                                    July 22, 2002

Board of Directors
Auto Data Network, Inc.
The Forsythe Centre, Lamberts Road
Turnbridge Wells, Kent, UK


Dear Board of Directors:

I have reviewed the accompanying Balance Sheet of Auto Data Network, Inc., as of May 31, 2002, related Income Statement and the statement of Cash Flows for the period then ended. These Financial Statements are the responsibility of the Corporation's Management.

I conducted my review in accordance with generally accepted review standards. Those standards require that I perform the review to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. A review also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation.

Very Truly Yours,

/s/ Frank E. Hanson
-----------------------
Frank E. Hanson, C.P.A.

                      Auto Data Network Inc.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of           As Of
                                 May 31, 2002  February 28, 2002
                                  (Unaudited)      (Audited)
                                ---------------------------------
ASSETS
Current Assets
Cash                                $12,319             $14
Accounts Receivable                   8,512          31,468
Other Current Assets                 69,390           8,494
                                 -----------      ----------
Total Current Assets                $90,221         $39,976

Tangible Assets                      42,190          24,762
Intangible Assets                 4,813,199       4,772,242
Other Assets                              0               0
                                 -----------      ----------
TOTAL ASSETS                     $4,945,610      $4,836,980


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                   $941,705        $645,810
Accrued Expenses/other liabilities  330,288         224,822
Loan Payable                         24,958          24,958
Short Term Bank Borrowings           65,164               0
                                 -----------      ----------
Total Current Liabilities         1,362,115         895,590
Long Term Liabilities                     0               0
                                 -----------      ----------
Total Liabilities                $1,362,115        $895,590
Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                   11,552          11,462
Additional Paid in Capital        5,120,518       5,120,518
Accumulated other
comprehensive income                (14,326)        (31,859)
Deficit Accumulated During the
Development Stage                (1,534,249)     (1,158,731)
                                 -----------      ----------
Total Stockholders' Equity       $3,583,495      $3,941,390
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $4,945,610      $4,836,980


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


/s/ Auto Data Network Inc.
--------------------------
Christopher Glover, President

Dated: July 23, 2002