Form 10QSB
period 2002-08-31
AUTO DATA NETWORK
filed 2002-10-24
CIK 1029762

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 2002

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

As of August 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 14

Item 5.   Other information. . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 14

PART I - FINANCIAL INFORMATION



Board of Directors
Auto Data Network, Inc.
The Forsythe Centre, Lamberts Road
Tunbridge Wells, Kent, UK


Dear Board of Directors:

I have reviewed the accompanying Balance Sheet of Auto Data
Network, Inc., as of August 31, 2002, related Income Statement and the statement of Cash Flows for the period then ended. These Financial Statements are the responsibility of the Corporation's Management.

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

Very Truly Yours,

/s/ Frank E. Hanson
-----------------------
Frank E. Hanson, C.P.A.

                      Auto Data Network Inc.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of           As Of
                               August 31, 2002  February 28, 2002
                                   (Unaudited)      (Audited)
                                ---------------------------------

ASSETS
Current Assets
Cash                               $  1,670             $14
Accounts Receivable                 552,479          31,468
Other Current Assets                 69,580           8,494
                                 -----------      ----------
Total Current Assets               $623,729         $39,976

Tangible Assets                      41,892          24,762
Intangible Assets                 7,078,035       4,772,242
Other Assets                              0               0
                                 -----------      ----------
TOTAL ASSETS                     $7,743,656      $4,836,980


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                   $539,105        $645,810
Accrued Expenses/other liabilities  571,450         224,822
Loan Payable                         24,958          24,958
Short Term Bank Borrowings          132,738               0
                                 -----------      ----------
Total Current Liabilities         1,268,251         895,590
Long Term Liabilities                     0               0
                                 -----------      ----------
Total Liabilities                $1,268,251        $895,590
Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                   11,552          11,462
Additional Paid in Capital        7,450,054       5,120,518
Accumulated other
comprehensive income                450,197        (31,859)
Deficit Accumulated              (1,436,398)     (1,158,731)
                                 -----------      ----------
Total Stockholders' Equity       $6,475,405      $3,941,390
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $7,743,656      $4,836,980


The accompanying notes and accountant's report are an integral part of these financial statements.

                       Auto Data Network Inc.

             CONDENSED CONSOLIDATED INCOME STATEMENT

                    For the 3 Mos Ended    For the 3 Mos Ended
                      August 31 October 31  May 31    July 31
                        2002      2001       2002         2001
                    ------------------------------------------

TOTAL REVENUES:       $422,903        87     128,482         0

COST OF REVENUES:       30,760        74     129,024         0

OPERATING EXPENSES:
 Sales & Marketing       8,839         0      11,190         0
 Research& Development       0         0           0         0
 General &
   Administration      144,176   125,442     207,083         0
 Disposal                    0   648,960           0         0
 Amortization                0         0           0         0
 Depreciation            3,872         0       5,835         0
                    -------------------------------------------
Total Operating        156,887   774,402     224,108         0
Expenses
Other Start up Costs         0         0           0    13,795
                    -------------------------------------------
Operating Profit(Loss) 235,256  (774,402)   (224,650)  (13,795)

Interest expense        (3,188)     (290)     (3,059)        0

Profit (Loss) before
   income taxes        232,068  (774,679)   (227,709)  (13,795)

Taxation               104,577         0           0         0
                    -------------------------------------------
NET PROFIT (LOSS)      127,491  (774,679)   (227,709)  (13,795)

NET PROFIT (LOSS)
 PER SHARE             0.01104     (0.07)   (0.02047)(0.002738)

Weighted Average
  Number of Shares
  Outstanding       11,552,289 11,112,122  11,462,078 5,038,000





The accompanying notes and accountant's report are an integral part of these financial statements.

                          Auto Data Network Inc.

                  STATEMENT OF CASH FLOWS (unaudited)


                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                          August 31, 2002      October 31, 2001
                        -------------------   -------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit (Loss)                 $127,491        $(774,679)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization        3,928                0
Write off of Prototype Research
And Development costs                    0          651,580
Other Non cash charges                   0                8
Changes in Assets and Liabilities:
     Accounts Receivable          (543,236)           5,279
     Other current assets            5,780           15,033
     Tangible Assets                     0            3,370
     Accounts Payable             (284,978)         (16,007)
     Accrued Expenses               95,117           52,809
     Other Non current liabilities 115,552          (13,181)
                                 ----------         ---------
Net Cash Used in
Operating Activities              (480,402)         (75,796)

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of Subsidiaries       (170,741)           7,154
                                 ----------         ---------
Net cash used in investing
Activities                        (170,741)           7,154


CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                          0                0
Additional Paid-in Capital         674,453                0
Effect of exchange rates on cash   (22,134)           65,681
                                 ----------         ---------
Net Change in Cash                   1,176)          (2,961)

Cash at Beginning of Period            494            3,455

Cash at End of Period                1,670              494

Supplemental disclosure of cash flow
Information
Interest paid                      $ 3,188            $ 290

The accompanying notes and accountant's report are an integral part of these financial statement

                      Auto Data Network Inc.


NOTE 1.  BASIS OF PRESENTATION

The financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial
Statements and notes thereto contained in the Company's Form 10-K for the year ended February 28, 2002.

NOTE 2.  NET PROFIT

Trading has been limited until such time as investment funds and the planned Group structure materializes. The profit of $127,491 for the quarter reflects the maintenance of a basic administration and finance function within the Group offset by the introduction to the Group of County Services Ltd.

NOTE 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon Executing the company's current acquisition strategy which includes raising additional capital.

As a result, the Company has from time of inception to August 31, 2002 derived revenue of $636,385 and a net loss from operations of $959,228.

It is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future providing that it continues to execute its current acquisition strategy. Therefore, if the Company does not execute its current acquisition strategy future sources of liquidity will be limited to the Company's existing trading companies and it's ability to obtain additional debt or equity funding.

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

On August 02, 2002 the Company transferred 800,000 shares to the shareholders of Hilsten Resources Limited T/a County Services & Products Ltd to finalise the acquisition of that company.



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

ADN does not currently have a working capital line of credit with any financial institution. Agreements regarding funding have been reached, subject to the completion of satisfactory due diligence, with SIB Inc, where SIB will arrange funding for the company to complete on its current acquisition strategy. Future sources of liquidity will be limited to the Company's ability to close planned acquisitions and obtain additional debt or equity funding.

The Company is currently engaged in raising equity finance in order to complete its acquisition strategy and provide working capital. There is no guarantee that the company's efforts will be successful.

The Company is also undertaking additional acquisitions in order to increase its liquidity and to provide the Company with additional capital, which is necessary to develop the Company's operations. On August 2nd 2002 the company acquired the entire issued stock of Hilsten Resources Ltd T/a County Services & Products Ltd, a consultancy and insurance services company. Consideration for the purchase was in A D N Inc stock valued at $1,680,000. Other entities acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

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

The acquisition was consummated by the execution of an Acquisition Agreement dated October 2, 2001. The shares acquired by the Company represented all of Auto Data Group's then currently issued and outstanding common stock in a tax-free stock-for-stock acquisition. The aggregate purchase price paid by the Company for the Auto Data Group common shares was 9,500,000 newly issued shares of post-reverse split shares of voting common stock of the Company, $0.001 par value. These shares were be issued to the sellers of the Auto Data Group shares subsequent to a 1 for 25 reverse split of the voting common stock by the Company of its voting common stock.

As a result of the foregoing transaction, there was a change in control of the company to the shareholders of Auto Data Group. The shareholders of Auto Data Group now hold approximately 95.0% of the outstanding shares of common stock of the company.

ITEM 5.  OTHER INFORMATION

There is no other information to report, which is material to the company's financial condition not previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company on October 17, 2001 filed a Form 8-K announcing its acquisition with the Auto Data Group, which is incorporated by reference herein.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Auto Data Network Inc.
Christopher Glover, President

Dated: October 22, 2002