Form 10QSB
period 2002-11-30
AUTO DATA NETWORK
filed 2003-01-29
CIK 1029762

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2002

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

As of November 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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


                                                January 24, 2003

Board of Directors
Auto Data Network, Inc.
The Forsythe Centre, Lamberts Road
Tunbridge Wells, Kent, UK


Dear Board of Directors:

I have reviewed the accompanying Balance Sheet of Auto Data Network, Inc., as of November 30, 2002, related Income Statement and the statement of Cash Flows for the period then ended. These Financial Statements are the responsibility of the Corporation's Management.

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

Very Truly Yours,

/s/ Frank E. Hanson
-----------------------
Frank E. Hanson, C.P.A.

                      Auto Data Network Inc.
                   CONSOLIDATED BALANCE SHEET
   For the period ending August 31, 2002 and November 30, 2002

                                       As Of            As Of
                               November 30, 2002  August 31, 2002
                                    (Unaudited)      (Unaudited)
                               ----------------------------------
ASSETS
Current Assets
Cash                                 $13,227         $ 1,670
 Accounts Receivable                 940,265         622,059
                                 -----------      ----------
 Total Current Assets               $953,492        $623,729

Fixed and Other Assets            $7,182,693      $7,119,927
                                 -----------      ----------
 TOTAL ASSETS                     $8,136,185      $7,743,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                   $673,468        $539,105
 Accrued Payable                     371,830         571,450
 Short-Term Bank & Borrowings
  Loans                              188,154         157,696
                                 -----------      ----------
 Total Current Liabilities        $1,233,452      $1,268,251

Other Liabilities
 Accrued Tax                         352,647               0
                                 -----------      ----------
Total Liabilities                 $1,586,099      $1,268,251

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                    11,552          11,552
Additional Paid in Capital         7,477,777       7,450,054
Accumulated Other Income             379,864         450,197
Accumulated Deficit               (1,319,107)     (1,436,398)
                                 -----------      ----------
Total Stockholders' Equity        $6,550,086      $6,475,405
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $8,136,185      $7,743,656
                                 ===========      ==========



The accompanying notes and accountant's report are an integral part of these financial statements.

                       AUTO DATA NETWORK INC.
                          INCOME STATEMENT
           For the Three Months Ending November 30, 2002

                      Three months Ending     Three months Ending
                         August 31, 2002        November 30, 2002
                           (Reviewed)              (Reviewed)
                       -------------------    -------------------
Revenue                       $422,903                $474,715
Cost of Revenue                (30,760)               (191,747)
                            -----------             -----------
Gross Margin                  $392,143                $282,968

Operating Expenses
------------------
Sales & Marketing              $ 8,839                $ 15,271
General & Administrative       144,176                  50,393
Depreciation                     3,872                   6,400
                             ----------             -----------
Total Operating Expenses       156,887                  72,104

Net Operating Profit          $235,256                $210,864
Interest Expense                (3,188)                 (6,021)
                             ----------             -----------

NET PROFIT BEFORE TAX         $232,068                $204,843
Taxation                      (104,577)               ( 87,552)
                             ----------             -----------
Net Profit Per Share           0.01104                 0.01053


The accompanying notes an integral part of these financial statements.

                        AUTO DATA NETWORK INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                          November 30, 2002

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                          November 30, 2002    August 31, 2002
                             (Unaudited)          (Unaudited)
                         -------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                 $117,291         $127,491

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                            6,440            3,872
 Changes in Assets, Liabilities
  and accrued expenses            (112,174)        (611,765)
                                 ----------       ----------
Total Adjustments                 $105,734        $(607,893)

Net Cash Provided/(Used in)
Operations                          11,557         (480,402)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition                              0         (170,741)
Investing Activities                     0                0

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Cash Provided                        0          652,319
                                 ----------        ---------
Net Increase in Cash and
Equivalents                         11,557            1,176

Cash and Cash Equivalents at
Beginning of Period                  1,670              494
                                 ----------        ---------
Cash and Cash Equivalents at
End of Period                      $13,227           $1,670
                                 ==========        =========

The accompanying notes are an integral part of these financial statements

                      Auto Data Network Inc.
                 Notes to Financial Statements
                       November 30, 2002


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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended February 28, 2002.


NOTE 2.  NET PROFIT

Trading has been limited until such time as investment funds and the planned Group structure materializes. The profit of $117,291 for the quarter reflects the maintenance of a basic administration and finance function within the Group, and operating revenues generated.


NOTE 3.  LIQUIDITY

The Company's viability as a going concern is dependent upon executing the company's current acquisition strategy which includes raising additional capital and continued operating revenues.

As a result, the Company has from time of inception to November
30, 2002 derived revenue of $1,111,100 and a net loss from operations of $986,201.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

FORWARD-LOOKING STATEMENTS
The information set forth in this Report on Form 10-QSB including, without limitation, that contained in this Item 2, Management's Discussion and Analysis and Plan of Operation, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Except for the historical information contained herein, certain matters discussed in this report may be considered "forward-looking statements" within the meaning of The Securities Act of 1933 and The Securities Exchange Act of 1934, as amended by The Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements. These and additional important factors to be considered are set forth in the Safe Harbor compliance Statement for forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.


OVERVIEW OF AUTO DATA NETWORK

Auto Data Network ("ADN") is engaged in the business of developing and marketing a specialized suite of feature-rich, proprietary software applications and services for the automotive industry. Our products and services are designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and related services in specific markets.

Our operations are conducted through our three (3) subsidiaries:
Allcars.com, an internet web site which provides consumers with automobile related information and services and which draws revenues through advertisers who market their products on the Allcars.com website; County Services & Products Limited which sells auto insurance products electronically and which includes real-time, regionalized vehicle location and pricing; and, ECOM Multi UK limited, also to be known as Orbit Auto Auctions, which is a closed electronic auto auction of vehicles available only to wholesalers.

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


RESULTS OF OPERATIONS

Revenues for the three month period ending November 30, 2002 were $474,715, compared to $422,903 for the previous quarter 2001.
The revenues were derived from our three (3) subsidiaries. We expect that revenues will increase over the coming quarter with additional acquisitions which we expect to undertake. There is no assurance that any increase in revenues will cause Auto Data Network to become more profitable since, with any increase in revenues, we foresee an increase in operating expenses and costs. Additionally, our prior history and revenues are not indicative or reflective of future performance.

Cost of revenues for the three month period ending November 30, 2002 were $191,747 as compared to $40,703 for the corresponding quarter for fiscal 2001. Our cost of revenues have increased as a result of the increased activity of marketing and developing our products. We expect that our cost of revenues will further increase in the coming quarter which may have an impact on our financial condition and ability to maintain a profit.

Operating expenses for the three month period ending November 30, 2002 were $72,104, compared to $156,887 for the corresponding quarter for fiscal 2001. The decrease in our operating expenses is attributable to our efforts to implement cost reduction measures to increase profitability, including downsizing the administrative personnel and introducing centralized buying for our subsidiaries. We expect that our operating expenses will increase significantly in the coming quarter with the additional acquisitions which we expect to undertake. Any substantial increase in operating expenses will affect our profitability and therefore our prior history and operating expenses are not indicative or reflective of future performance.

Accounts receivable for the three month period ending November
30, 2002 were $940,265 compared to $622,059 for the prior quarter. The increase in accounts receivable is a result of the growing demand for our products.


LIQUIDITY AND CAPITAL RESOURCES

We do not currently have a working capital line of credit with any financial institution. Future sources of liquidity will be limited to the Company's ability to close planned acquisitions and obtain additional debt or equity funding. At the present, we believe that our liquidity requirements will be met by the revenues drawn through our operations. Our liquidity may be negatively affected in the event we are not able to continue to be profitable as a result of any sudden or unexpected increases in expenses or sudden or unexpected decreases in revenues.

We also intend to attempt to raise additional capital from public or private placements to investors of our common stock and/or convertible debentures. However, there can be no assurance that we will be able to obtain capital from a placement of our common stock or whether the funds required by the Company will enable us to further develop our operations. Additionally, there is no guarantee that we will be able to raise capital on terms and conditions which are acceptable to us. The inability to raise additional capital may forestall our growth.


INFLATION

Inflation has not had a material effect on our operations. Inflation may affect our ability to generate profit as increased costs may be associated with development of our products and services. In the opinion of management, inflation at this time has not and will not have a material effect on the operations of our company and our subsidiaries. Any increase in inflation or jump in costs may result in an immediate increase in our prices to our clients and subscribers. However, we will evaluate the possible effects of inflation on our Company as it relates to our business and operations and proceed accordingly.


ABILITY TO RAISE CAPITAL

Our ability to further develop our business and operations is dependent on our ability to raise capital. We will seek to raise capital through equity funding and private placement of our common stock as well as securing lines of credit with credit institutions. There is no guarantee that we will be able to raise capital to further develop its business and operations. Additionally, we may encounter significant costs or unfavorable terms in its efforts to raise capital. Investors are further alerted that any efforts to raise capital through a private placement of our common stock will result in dilution to shareholders of the company. We intend on utilizing any capital raised to undertake additional acquisitions which shall complement our existing products and contribute to further growth of our company.


SUBSEQUENT EVENT

ACQUISITION OF AUTOMATRIX (UK) LIMITED
--------------------------------------
On January 21, 2003, Auto Data Network acquired all of the outstanding shares of stock of AutoMatrix UK Limited, ("Automatrix"), a registered in England and based in East
Yorkshire. The terms of the agreement are subject to a confidentiality agreement which is reflected in the Share Sale
Agreement executed between the parties.

Established in 1999, Automatrix is an automotive retailer based in northeastern England. AutoMatrix seeks to market itself as a low cost, independent, flexible and portable vehicle retail format which seeks to achieve a high level of customer satisfaction. AutoMatrix seeks to blend technology with the essential ingredients of the more traditional sales route, - "clicks and mortar," to give its customers maximum choice and value.

No physical stock of automobiles is maintained by AutoMatrix which maximizes the extent of choices for consumers while keeping overhead costs to a minimum. Customers are assured of getting exactly the automobile they want through consultation with an independent vehicle sales expert who is impartial and independent of any one automobile maker or brand. Maximum value is assured through the effective 'buy to order' policy substantially reducing the costs of stocking and the subsequent premises and people costs. All vehicles are fully inspected prior to purchase and are fully warranted. AutoMatrix also offers a comprehensive range of financial products and services together with part exchange facilities.


ACQUISITION OF MAM SOFTWARE LTD.
--------------------------------
On January 18, 2003, a Share Sale Agreement was executed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Ltd, ("MAM") a company registered in England and based in Sheffield, South Yorkshire. MAM are a systems and software implementation and development company with an annual revenue base in excess of $13,000,000 and with employees of 150 over four locations in the British Isles and one in California, USA. Under the terms of the agreement, Auto Data Network shall provide consideration for the entire outstanding shares of MAM of to the shareholders of MAM, valued at GBP 2,500,000 Sterling Pounds by way of an issuance of 2,000,000 restricted shares of common stock of Auto Data Network. Completion of the transaction is scheduled to occur not later than 28 days after the date of the Agreement. An additional payment of GBP 2,500,000 Sterling Pounds shall be made to the shareholders of MAM within six (6) months after the completion date.

MAM Software is a supplier of computer software and systems within the automotive aftermarket and marine trade. It provides a complete range of products covering all aspects of sales, stock and purchase control linked to a full range of accounting systems. These systems apply to Motor/Marine Factors and Distributers, Parts Retailers and Garages. MAM Software offers a service that covers installation of new computer systems followed
by comprehensive support and maintenance.   Its range of software
products are known as "Auto Part", a complete system for whosesalers and retailers, "Auto Work", a computer system for garages and workshops, "Auto cat", a stand alone electronic catalogue, and "Autonet" a service for establishing and maintaining a presence on the world wide web. MAM Software currently maintains four sites in the United Kingdom and Republic of Ireland. It is considered a preeminent system supplier to the Automotive Parts Aftermarket.

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

There were no matters submitted to a vote of security holders during the last quarter.


ITEM 5.  OTHER INFORMATION

There is no other information to report, which is material to the company's financial condition not previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Auto Data Network Inc.
Christopher Glover, President

Dated: January 29, 2003