Form 10KSB/A
period 2002-02-28
AUTO DATA NETWORK
filed 2003-05-08
CIK 1029762

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

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

     History of the company

     Auto Data Network Inc ("the Company") was formed as a Delaware corporation on November 6, 1996 under the name Medic Media Inc. On March 30, 1999, Medic Media changed its name to AMAC Inc. AMAC Inc, had been engaged in the development and manufacture of amphibious vehicles, but the market demand did not materialize and the company decided to change direction and pursue a different strategy for returning value to shareholders. Shareholders voted to look for an alternative business to merge with when this happened, and realized that due to the large losses left in AMAC Inc that a substantial reverse split would be likely to occur upon any merger with another entity. On October 2, 2001 the Company acquired all of the outstanding shares of Europortal Inc T/A Auto Data Group ("ADG") in exchange for the sale of 95% of the outstanding shares of the Company to the former stockholders of ADG. The remaining 5% euity being retained by existing AMAC stockholders. The effect of this transaction was a change of control of the Company, ceding corporate control to the former stockholders of ADG. In acquiring ADG the Company became the owner of Automotive Data Network Ltd., formerly All Group Holdings Ltd., a UK holding company. On October 4, 2001 the Company changed its name to Auto Data Network Inc.

On March 19, 2002, the Company acquired Orbit Auto Data Network Ltd., formerly E-com Multi (UK) Ltd for 90211 of the company's shares of common stock, valuing the transaction at $285,000.On August 8th the company acquired Hilsten Resources Ltd trading as County Services and Products for 800,000 shares of common stock.

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

The company, financed by loans from shareholders, has invested substantial funds developing its technology platform since inception and will now commercialize this platform via an acquired customer base. Subsequent to the year end the company has completed on the acquisition of E-com multi and County Services & Products.The company has also entered into confidential letters of intent to acquire four further businesses. The company is currently engaged in discussions with vfinance to provide funding to enable the company to close the purchase of these acquisitions.

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


The Company has from time of inception to February 28, 2002 derived a net loss from operations of $1,158,731. These results are no longer reflective of the ongoing business of the Company subsequent to the acquisitions made and those planned. It is anticipated that Auto Data Network Inc will be able to meet its financial obligations through internal net revenue in the foreseeable future providing that it executes its current acquisition strategy. Therefore, if the Company does not execute its current acquisition strategy future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

During the fiscal year ending 28th February 2002, the AMAC Inc sold its subsidiary CMAC Limited and its assets for nil consideration and this has been accounted for as a write off of $774,402, which includes the disposal of a vehicle prototype valued at $648,960. The Company acquired Auto Data Group on October 2nd, 2001, and this has been treated as a reverse takeover with Auto Data Group being regarded as the acquirer in the financial statements.

Trading has been limited until such time as investment funds and the planned Group structure materializes.


Note 4. Stock Transactions

On September 28, 2001 the Company issued 8,333,333 shares of common stock to Gala Consultancy in consideration for the capitalization of all of their loans to the company amounting to $1,069,854.( Equivalent to $3.19 per share after the reverse split described below).

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

On 15th February 2002 350,000 S-8 shares were issued to consultants for services carried out on behalf of the company. The shares were issued in lieu of fees of $262,500.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Data Network Inc., as of February 28, 2002, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


Frank E. Hanson, C.P.A.                Date May 2 2003
Arlington, Virginia

For previous years Financial Statements and Audit Reports please see SEC filings, Forms 10KSB under Medic Media Inc ( name subsequently changed to AMAC
Inc)Central Index Key 0001029762.

                             Auto Data Network, Inc.
                           Consolidated Balance Sheet
                       For Period Ending February 28, 2002

                                                Allgroup Holdings Ltd*
                                   As of               As of
                              February 28 2002    April 30, 2001

CURRENT ASSETS
     Cash                          $     14         $      191
     Accounts Receivable              1,221             20,853
     Loans to staff                  13,776             12,632
     Stock Advertising Material      10,104             10,039
     Prepaid Expenses                 8,494             91,056
     Other Debtors                    6,364            303,181
     Unpaid Share Capital                 3            350,900
        Total Current Assets       $ 39,976         $  788,852

FIXED ASSETS
     Office Equipment
     (Net of Depreciation)        $  24,762            509,753

        Total Fixed Assets           24,762            509,753

OTHER ASSETS
     Accumulated Development and
     Acquisition Cost            $4,772,242

        Total Other Assets        4,772,242

        Total Assets              4,836,980          1,298,605


                LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Bank Borrowing             $                       20,566
     Accounts Payable
      (See Footnote 3)          $   645,810            373,734
     Accrued Expenses               224,822            553,646
     Loan Payable                    24,958              9,022
     Inter Group Accounts                                  149
     VAT $ Other Taxation                              119,258

     Total Current Liabilities  $   895,590          1,076,375

LONG TERM LIABILITIES           $                    3,334,827

STOCKHOLDER'S EQUITY

     Common Stock $0.001 par
     value 25,000,000 shares
     authorized
     11,462,078 issued and
     outstanding
     February 28,2002           $    11,462            350,900

     Additional Contributed
       Capital                    5,120,518                  0

     Reduction in Income-Due to
      Currency Value Changes
     Accumulated Deficit         (1,158,731)        (3,463,457)

     Total Stockholders Equity   $3,941,390         (3,112,557)


 Total Liabilities and
     Stockholder's Equity        $4,836,980          1,298,605


              The accompanying notes are an integral part of these
                              financial statements.

*Note Allgroup Holdings Ltd was an unlisted company and included for comparison purposes only. The Stockholders Equity quoted as of April 30 2001 is now eliminated on consolidation.

                             AUTO DATA NETWORK, INC.
                      Consolidated Statement of Operations
                       For Period Ending February 28, 2002

                                             As of              As of
                                        February 28 2002    April 30, 2001
                                           10 months          4 months

Total Revenue                              $   40,412       $   6,191
Cost Of Sales                                 (40,760)        (29,244)
Gross Profit (Loss)                              (348)        (23,053)

Operating Expenses :
     General and Administration                68,053         735,794
     Disposal of Asset                        648,960               0

Total Operating Expenses                      717,013         735,794

Operating Loss                               (717,361)       (758,847)
Interest Expense                                7,641             481
Loss before Income taxes                     (725,002)       (759,328)
Income Tax Expense                                 -0-              0

    Net Loss                               $ (725,002)      $(759,328)

Basic and diluted loss per share              (0.0632)        (0.4522)

Shares used in computing basic and
diluted net loss per share                 11,462,078        5,038,041


              The accompanying notes are an integral part of these
                              financial statements.

                             Auto Data Network Inc.
                       Consolidated Statement of Cashflows
                     For the Period Ending February 28, 2002

                                     For the 10 months   For the 4 months
                                          Ended               Ended
                                     February 28, 2002   April 30, 2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                   $(725,002)        $(759,327)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization                  4,349             8,553
Write off of Prototype Research
And Development costs                        648,960                 0
Other Non cash charges                             0                 0
Changes in Assets and Liabilities:
     Accounts Receivable                      (1,221)           60,935
     Pre-paid expenses                        (5,605)          (32,373)
     Other current assets                    (30,247)         (181,964)
     Tangible Assets                         (29,111)          (91,166)
     Accounts Payable                        660,643            (3,805)
     Accrued Expenses                        104,580           354,793
     other Current Liabilities                24,959            66,310
     Other Non current liabilities                 0           426,889
                                           ----------         ---------
Net Cash Used in
Operating Activities                        1,377,307          608,172

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of Subsidiaries                 (714,917)                0
                                           ----------         ---------
Net cash used in investing
Activities                                  (714,917)                0

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                                6,424                 0
Additional Paid-in Capital                    24,946                 0
Effect of exchange rates on cash             (31,859)          121,338
Other non-cash changes*                        4,221                 0
                                           ----------         ---------
Net cash from financing activities             3,732           121,338

Net Change in Cash                           (58,880)          (29,817)

Cash at Beginning of Period                    3,455             9,051
Cash at End of Period                        (55,425)          (20,766)

Supplemental disclosure of cash flow
Information
Interest paid                                $ 6,603                 0

Loans capitalised                         $4,086,492                 0
Adjustment for additional capital            (24,946)                0
Goodwill                                  (4,057,326)                0
Net Adjustment*                                4,220                 0


  The accompanying notes and accountant's report are an integral part of these financial statements.

                              Auto Data Network Inc.
                         SHAREHOLDERS' EQUITY STATEMENT
                        For the Year Ended February 28, 2002


                     Common Stock Issued      Total       Acc.   Shareholder's
                    Shares     Par Value  Paid Capital   Deficit     Equity
                    ----------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000   $9,000    $(31,450)  $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended 1999       3,500,000      3,500             (133,004)   (150,416)
                    ----------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038    $9,000  $(164,454)  $(150,416)

Net Loss for
Year Ended 2000                                        (126,846)   (277,261)
                    ----------------------------------------------------------
Balance
Apr. 30, 2000         5,038,461     $5,038    $9,000  $(291,300)  $(277,261)

Net Loss for
Year Ended 2001                                        (143,450)   (420,711)
                    ----------------------------------------------------------
Balance
Apr. 30, 2001         5,038,461     $5,038    $9,000  $(434,750)  $(420,711)
AMAC Inc
                    ==========================================================
Shares Issued
Sep 28, 2001          8,333,333    ($8,333)
Gala Loan Capitalised
25 for 1 Reverse
Split Sep 29, 2001      534,871      ($534)

Shares Issued
Oct 16, 2001          9,500,000    ($9,500)
Acquisition of Europortal Inc
Shares Issued
Oct 17, 2001          1,077,268    ($1,077)
Loans Capitalised
Shares issued
Feb 15, 2002            350,000     (3,500)
Consultants
Net loss for
Year Ended 2002                                          (725,002) 3,941,390

Balance
February 28, 2002    11,462,078    (11,462)  $5,120,518  (725,002) 3,941,390

On September 28, 2001 the Company issued 8,333,333 shares of common stock to Gala Consultancy in consideration for the capitalization of all of their loans to the company amounting to $1,069,854.

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

On 15th February 2002 350,000 S-8 shares were issued to consultants for services carried out on behalf of the company. The shares were issued in lieu of fees of $262,500.

During the year the Company issued the following shares to employees:

                            No. of   Total   Premium
                            shares     $     Paid $

C R Glover                  39,046 146,421  146,382
M J O'Driscoll              39,046  146,421 146,382
P Meader                     6,508   24,404  24,397
C Breathwick                 6,508   24,404  24,397
S Allwork                    7,491  28,092   28,085
N Glover                     2,724   10,215  10,213
J Timms                      6,394   23,978  23,971
J Meredith                   9,489  35,584   35,574
S Brown                      3,808   14,280  14,276
J O'Nions                      981   3,678    3,677
L Green                      5,494   20,601  20,596

Total                      127,487 478,077  477,950


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

Note 6 LIQUIDITY :
     The Company's future trading will depend upon successful completion of its fund raising program.

Note 7 ACCUMULATED DEVELOPMENT AND ACQUISITION COSTS :

     Goodwill arrising on acquisition
                             Allcars Ltd           $3,663,999
                             Redleaf Ltd              255,243
                             Allgroup Holdings Ltd    138,053
     Costs of acquisition of subsidiaries             566,300
     Costs of flotation and funding developments      148,647
                        TOTAL 28th  February 2002  $4,772,242

Note 8 ADDITIONAL CONTRIBUTED CAPITAL :
      Opening Balance at 30 April 2001(AMAC Inc)   $    9,000
      Capitalisation of :
      Loans from Gala                              $1,069,854
      Reverse merger of AMAC & Europortal               3,337
      Employees                                       477,950
      Fees payable Alleppo                             54,060
      Loans from Oasis Promotions                      25,884
      Loans from Ci4net.com Inc                     3,480,433
                        TOTAL 28th February 2002   $5,120,518

Note 9 DEPRECIATION POLICY
      The Company depreciates its assets over their useful lives on the following basis :-

      Tangible Assets at 25% per annum on the reducing balance of the assets value.

      Intangible Assets at 3% per annum.
      Depreciation is provided 12 months from the date of acquisition of the asset.

Note 10 FOREIGN CURRENCY :
     The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at the average rate prevailing during the accounting period.

Note 11 CONSOLIDATION :
      The company owns 100% of the stock of all its subsidiaries and the financial statements incorporate the consolidation of all the companies in the group.

Note 12 FINANCIAL STATEMENTS FOR AMAC INC :
       AMAC Inc acquired all the issued share capital of Europortal Inc, trading as Auto Data Group on October 2 2001 for 9,500,00 shares of common stock. Existing stockholders retained 500,000 shares representing 5% of the equity of the Company. The effect of this transaction was to transfer control of the Company to the stockholders of Europortal Inc and therefore the Financial Statements reflect this as a reverse takeover.

On October 4 2001 the Company changed its name to Auto Data Network Inc.

Board of Directors
AMAC, Inc.

May 2, 2003

Dear Board of Directors:

I have reviewed the accompanying Balance Sheet of AMAC, Inc. as of October 2, 2001 and related Income Statement for the Five months and two days then ended. These Financial Statements are the responsibility of the Corporation's Management.

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

Very Truly Yours


Frank E. Hanson, C.P.A.

FRANK E. HANSON, C.P.A.
3601 N. FAIRFAX DR. #240
ARLINGTON, VA 22201
Telephone 703 312 8648

Financial Statements of AMAC Inc as at the takeover date, October 2 2001 are as follows :
                                    AMAC Inc
                           Consolidated Balance Sheet
                        For Period Ending October 2 2001

                                              As of              AS of
                                          October 2 2001     April 30 2001

CURRENT ASSETS
     Cash                                $      (1)               3,455
     Accounts Receivable                         0                    0

     Prepaid Expenses                            0                    0
         Total Current Assets                   (1)               3,455

FIXED ASSETS
     Office Equipment                            0                    0

         Total Fixed Assets                      0                    0

OTHER ASSETS
     Accumulated Development Costs       $ 648,960              648,960
     Interest in Auto Lease etc                  0                2,890
     (Prototype)
         Total Other Assets                648,960              651,850

         Total Assets                    $ 648,959              655,305

                             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
      Accounts Payable                   $  11,797               25,663
      Accrued Expenses                      19,282               19,282
      Auto Lease Payable-Current                 0                1,246
          Total Current Liabilities         31,079               46,191

LONG TERM LIABILITIES
      Wire Advances                      $ 429,228              377,088
      Loan Payable - Gala                  648,960              648,960
      Auto Lease Payable                         0                3,778
          Total Long Term Liabilities    1,078,188            1,029,826

STOCKHOLDERS EQUITY
      Common Stock                       $   5,038                5,038
      Additional Contributed Capital         9,000                9,000
      Accumulated Deficit                 (434,750)            (291,300)
      Net Income This Year to date         (39,596)            (143,450)
          Total Stockholders Equity       (460,308)            (420,712)

          Total liabilities and
                Stockholders Equity      $ 648,959              655,305

                                      AMAC Inc
                        Consolidated Statement of Operations
                        For Period Ending 2 October 2001

                                       As of                    As of
                                    October 2 2001            April 30 2001

Total Revenue                            $      0                    0
Cost of Revenues                                0                    0
Gross Profit                                    0                    0

Operating Expenses
      General & Administration           $  2,602              143,450

          Total Operating Expenses          2,602              143,450

Operating Loss                           $ (2,602)            (143,450)

Interest Expense                         $      0
Income Tax Expense                              0

          Net Loss                         (2,602)            (143,450)



Note  13 FINANCIAL STATEMENTS OF E-COM MULTI LIMITED :

The  Company  acquired  all the  issued  shares of common  stock of E-com  Multi
Limited for 90,211 of the Company's shares on March 19 2002, valuing the transaction at $285,000, using the market price for the Company's shares at the completion date ($3.16 per share).

       The financial statements of E-com Multi as of February 28 2002 were as follows. The accounts for June 30 2001 are based on the U.K Gap audit of the company by Grant Thornton as of that date :

                               E-Com Multi Limited
                           Consolidated Balance Sheet
                       For Period Ending February 28 2002

                                              As of              AS of
                                          February 28 2002     June 30 2001

CURRENT ASSETS
     Cash                                $  13,605                     0
     Accounts Receivable                     6,393                11,346
     Other Debtors                             721                28,393
     Prepaid Expenses                        8,305                 7,306
         Total Current Assets               29,024                47,045

FIXED ASSETS
     Office Equipment                       26,195                28,535

         Total Fixed Assets                 26,195                28,535

OTHER ASSETS
     Accumulated Development Costs       $       0                    0
     Interest in Auto Lease etc                  0                    0
     (Prototype)
         Total Other Assets                      0                    0

         Total Assets                    $  55,219               75,581

                             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
      Bank Overdraft                             0               26,306
      Accounts Payable                   $  14,971               30,150
      Accrued Expenses                      77,957              131,032
      Auto Lease Payable-Current                 0                    0
      Amounts Owed To Parent             1,234,243              658,822
          Total Current Liabilities      1.327,171              846,309

LONG TERM LIABILITIES
      Loan Payable                               0                    0
      Auto Lease Payable                         0                    0
          Total Long Term Liabilities            0                    0

STOCKHOLDERS EQUITY
      Common Stock                       $       3                    3
      Additional Contributed Capital        42,158               36,423
      Accumulated Deficit                 (807,154)            (807,154)
      Net Income This Year to date        (506,958)                  --
          Total Stockholders Equity     (1,271,952)            (770,728)

          Total liabilities and
                Stockholders Equity      $  55,219               75,581

                                    E-Com Multi Limited
                        Consolidated Statement of Operations
                          For Period Ending 28 February 2002

                                       As of                     As of
                                    February 28 2002           June 30 2001

Total Revenue                            $ 12,293               23,762
Cost of Revenues                           11,150               31,635
Gross Profit                                1,143               (7,874)

Operating Expenses
      General & Administration           $508,029              799,174

          Total Operating Expenses        508,029              799,174

Operating Loss                          $(506,886)            (807,048)

Interest Expense                         $     72                  106
Income Tax Expense                              0

          Net Loss                       (506,958)            (807,154)

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