Form 10QSB/A
period 2002-11-30
AUTO DATA NETWORK
filed 2003-05-14
CIK 1029762

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

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

Very Truly Yours,





                                                         /s/ Frank E. Hanson
                                                         -----------------------
                                                         Frank E. Hanson, C.P.A.

                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET

For the periods ending February 28, 2002 and November 30, 2001




                                    As Of            As Of
                               November 30,2002  February 28,2002
                                 (Unaudited)
                               --------------- --------------
ASSETS
Current Assets
Cash                                $ 13,227         $    14
 Accounts Receivable                 940,265          31,468
 Prepaid expenses                     36,983           8,494
                                 -----------      ----------
 Total Current Assets               $990,475        $ 39,976

Fixed Assets                      $   33,660      $   24,762
Accumulated development and
Acquisition costs                  7,264,914       4,772,242

                                 -----------      ----------
 TOTAL ASSETS                     $8,289,049      $4,836,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                   $673,468        $645,810
 Accrued Expenses                    371,830         224,822
 Short-Term Bank & Borrowings
  Loans                              188,154          24,958
                                 -----------      ----------
 Total Current Liabilities        $1,233,452      $  895,590

Other Liabilities
 Accrued Tax                         352,647               0
                                 -----------      ----------
Total Liabilities                 $1,586,099      $  895,590

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                    11,552          11,462
Additional Paid in Capital         7,477,777       5,120,518
Accumulated Other Income             379,864
Accumulated Deficit               (1,166,243)     (1,158,731)
                                 -----------      ----------
Total Stockholders' Equity        $6,702,950      $3,941,390
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY             $8,289,049      $4,836,980
                                 ===========      ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                                INCOME STATEMENT
                  FOR THE THREE MONTHS ENDING NOVEMBER 30, 2002



                      Three months Ending     Three months Ending
                       November 30, 2002        November 30, 2001
                           (Reviewed)               (Reviewed)
                       -------------------    -------------------
Revenue                       $474,715                $ 41,313
Cost of Revenue               (191,747)               ( 40,622)
                            -----------             -----------
Gross Margin                  $282,968                $    690

Operating Expenses
------------------

Sales & Marketing             $ 15,271                $  4,142
General & Administrative        50,393                 369,910
Depreciation                     6,400                  16,902
                             ----------             -----------
Total Operating Expenses        72,104                 390,954

Net Operating Profit          $210,864               $(390,264)
Interest Expense                (6,021)                 (  887)
                             ----------             -----------
NET PROFIT/LOSS FROM
TRADING                        204,843                (391,151)

EXTRAORDINARY ITEM
Disposal of Prototype                                 (648,960)

Net Profit/Loss before tax     $204,843             $(1,040,111)
Taxation                      ( 87,552)
                             ----------             -----------
Net Profit/Loss                $117,291              (1,040,111)

Net Profit Per Share           0.01053                (0.09)

Shares used in computing basic
And diluted net loss per share  11,552,289


The accompanying notes an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                November 30, 2002



                            For the 3 mos       For the 3 mos
                                Ended               Ended
                          November 30, 2002   November 30, 2001
                             (Unaudited) (Unaudited)
                         -------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                 $117,291      $(1,040,111)

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                            6,440           16,902
Write off of prototype                              651,850
 Changes in Assets, Liabilities
  and accrued expenses            (112,174)         376,544
                                 ----------       ----------
Total Adjustments                 $105,734       $1,045,296

Net Cash Provided/(Used in)
Operations                          11,557            5,185

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition                              0                0
Investing Activities                     0                0

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Cash Provided                        0                0
                                 ----------        ---------
Net Increase in Cash and
Equivalents                         11,557            5,185

Cash and Cash Equivalents at
Beginning of Period                  1,670          (23,538)
                                 ----------        ---------
Cash and Cash Equivalents at
End of Period                      $13,227         $(18,353)
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended November 30, 2002 compared with the same period in the previous year are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended February 28, 2002.

NOTE 2. NET PROFIT

Trading has been limited until such time as investment funds and the planned Group structure materializes

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

On February 15, 2002 the Company issued 350,000 S8 shares to consultants in lieu of invoices for services provided to the value of $262,500.

On April 26, 2002 the Company issued 90,211 shares to various parties in consideration of the purchase of E-Com Multi Limited, valuing the transaction at $383,397 at the market price for the Company's common stock as of the completion date ( $4.25 per share).

On August 3, 2002 the Company acquired all the issued share capital of Hilsten Resources Limited, trading as County Products and Services and committed to issue 800,000 of the Company's common stock to the former shareholders of Hilsten Resources Limited . The transaction is valued at $3,400,000 at the market price of the Company's shares as of the completion date. The consideration is payable in two tranches, 300,000 shares at the end of fiscal year 2003 and a further 500,000 shares at the end of fiscal year 2004.


NOTE 5. ISSUED SHARE CAPITAL

                                                                                Shares                Value

Issued Common Stock, $0.001 par value, at fiscal year end February 28 2002     11,462,078      $     11,462

Stock issued for the acquisition of E-com Multi Limited April 26 2002              90,211                90

Total Issued common stock  as of November 30 2002                              11,552,289      $     11,552


NOTE 6.  ADDITIONAL CONTRIBUTED CAPITAL


Additional contributed capital at fiscal year end February 28 2002                              $ 5,120,518

Commitment to capitalise loans and accounts payable                                                 691,901

Acquisition of E-Com Multi Limited                                                                  383,307

Acquisition of Hilsten Resources Limited                                                          1,274,700

Adjustments and Exchange differences                                                                  7,351

Total additional contributed capital as of November 30                                          $ 7,477,777


NOTE 7.  CONSOLIDATION

The company owns 100% of the equity of all its subsidiaries and the Financial Statements incorporate consolidation of all companies in the group.


NOTE 8. DEPRECIATION POLICY

The Company depreciates all its fixed assets over their useful lives on the following basis :

Tangible Assets at the rate of 25% per annum on the reducing balance of the asset value.

Intangible Assets at the rate of 3% per annum commencing one year after the asset was acquired.

NOTE 9. REVENUE RECOGNITION

The company recognizes income when services are rendered and licence fees are normally agreed on an annual basis and invoiced monthly in arrears.

NOTE 10. FOREIGN CURRENCY

The company's foreign subsidiaries use the local currency as their functioning currency. Accordingly Assets and liabilities are translated into US dollars at year end exchange rates, and revenues and expenses are translated at the average prevailing during the accounting period.

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

RESULTS OF OPERATIONS

Revenues for the three month period ending November 30, 2002 were $474,715, compared to $41,313 for the comparable quarter in 2001. The revenues were derived from our three (3) subsidiaries. We expect that revenues will increase over the coming quarter with additional acquisitions which we expect to undertake. There is no assurance that any increase in revenues will cause Auto Data Network to become more profitable since, with any increase in revenues, we foresee an increase in operating expenses and costs. Additionally, our prior history and revenues are not indicative or reflective of future performance.

Cost of revenues for the three month period ending November 30, 2002 were $191,747 as compared to $40,622 for the corresponding quarter for fiscal 2001. Our cost of revenues have increased as a result of the increased activity of marketing and developing our products. We expect that our cost of revenues will further increase in the coming quarter which may have an impact on our financial condition and ability to maintain a profit.

Operating expenses for the three month period ending November 30, 2002 were $72,104, compared to $390,954 for the corresponding quarter for fiscal 2001. The decrease in our operating expenses is attributable to our efforts to implement cost reduction measures to increase profitability, including downsizing the administrative personnel and introducing centralized buying for our subsidiaries. We expect that our operating expenses will increase significantly in the coming quarter with the additional acquisitions which we expect to undertake. Any substantial increase in operating expenses will affect our profitability and therefore our prior history and operating expenses are not indicative or reflective of future performance.

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

SUBSEQUENT EVENT

ACQUISITION OF AUTOMATRIX (UK) LIMITED
On January 21, 2003, Auto Data Network acquired all of the outstanding shares of stock of AutoMatrix UK Limited, ("Automatrix"), a registered in England and based in East Yorkshire. The terms of the agreement are subject to a confidentiality agreement which is reflected in the Share Sale Agreement executed between the parties.

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

ACQUISITION OF MAM SOFTWARE LTD.
On January 18, 2003, a Share Sale Agreement was executed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Ltd, ("MAM") a company registered in England and based in Sheffield, South Yorkshire. The agreement completed on April 23,2003. MAM are a systems and software implementation and development company with an annual revenue base in excess of $13,000,000 and with employees of 150 over four locations in the British Isles and one in California, USA. Under the terms of the agreement, Auto Data Network shall provide consideration for the entire outstanding shares of MAM of to the shareholders of MAM, valued at GBP 2,500,000 Sterling Pounds by way of an issuance of 2,000,000 restricted shares of common stock of Auto Data Network. An additional payment of GBP 2,500,000 Sterling Pounds shall be made to the shareholders of MAM within six (6) months after the completion date.

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





                                  END OF FILING