Form 10KSB
period 2003-02-28
AUTO DATA NETWORK
filed 2003-06-18
CIK 1029762

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the fiscal year end February 28, 2003

                             AUTO DATA NETWORK, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3944580
      ----------------------                        ------------------
      State of Incorporation                        IRS Employer ID No.


  The Forsyth Centre, Century Place
  Lamberts Road, Tunbridge Wells
      Kent, United Kingdom                               TN2 3EH
--------------------------------------                   -------
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
                                 Yes X  No
                                    ---    ---

      As of June 17, 2003, the following shares of the Registrant's common stock were issued and outstanding:

                         Voting common stock 13,779,789

INDEX

Item 1   DESCRIPTION OF BUSINESS

Item 2.  DESCRIPTION OF PROPERTIES

Item 3.  LEGAL PROCEEDINGS

Item 4.  SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6.  SELECTED FINANCIAL DATA

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1.   DESCRIPTION OF BUSINESS

Auto Data Network "ADN" is a leading producer of integrated solutions that provide Information Management Services and Software Solutions to the automotive sector helping to grow business, manage change and improve profitability. We market a specialized suite of feature-rich, proprietary software support solutions and information services for the automotive industry.

Our solutions, products and services are designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and services in specific markets. ADN enables car companies and automotive retailers to work together to build value for their customers and create efficiencies in the supply chain. ADN's focus is clear, to equip car companies and retailers with the software tools, information and services they need to develop and improve their business.

ADN divides it's offering into two areas, aftermarket Software Solutions and Information management services, all our offerings revolve around three unique selling points:

o our ability to link the often incompatible systems and data structures of the various participants in the industry into one unified information platform,
o our ability to assemble and provide relevant, actionable data in real-time to our subscribers, and;
o our breadth of services and product offering designed to facilitate and increase efficiencies using the data we provide to facilitate sales of new and used vehicles, parts and accessories, and essential services such as finance, insurance and vehicle servicing.

Our corporate executive team with over 150 years of combined operating experience, delivering on strategy and strong relationships with participants in the automotive sector in the UK , Europe and North America.

Our strategy is designed to reinforce and increase our market share by leveraging upon strong existing relationships in different automotive distribution channels, a broad range of solutions, information and service offerings and the use of our information exchange network as the most efficient means of transacting with the maximum number of suppliers and customers. We earn a substantial amount of our revenues from license fees and through service support for our products and services paid by dealers, manufacturers and parts suppliers, in addition we earn some fee income on a per-transaction usage basis

This strategy is supported by the objectives of the management;

o    To accomplish and capitalize on industry integration; and

o To deliver and expand our offering of information and solutions to our subscribers.

ADN will also develop, and where appropriate acquire, communication and information networks that connect and integrate the three primary sales information channels in the automotive sectors- manufacturer, retailer and customer forming one information network and one transaction engine upon which the entire automotive sector can build an internal marketplace.

The key to the successful integration of various industry infrastructures will be the creation and maintenance of an information architecture designed to ensure that all data that we capture is evaluated, sorted and repackaged for resale. Since inception the company has acquired four separate businesses in these areas and developed two internally. As the Network develops, we will be increasing our charges, for the expanded service offering, including subscription and transaction fees when supplying industry transaction data collected by and distributed through our own communications hub. Additionally, this repackaged information can be leveraged to sell additional incremental products and services. The strategy to increase charges as the services and depth of offering increases will continue to grow revenues and the penetration of the system as we will have greater access to data that will benefit our subscribers and users.

OUR OFFERINGS
As a software and information services company, our integrated product, service, training and technology solutions enable automotive retailers and other companies in their supply chain to manage their businesses profitably and serve their customers efficiently. Through our two divisions; Support Software and Information Management Services our innovative solutions span the range from new e-business, web solutions, turnkey systems and software, to, consulting, learning and networking services.

SUPPORT SOFTWARE
The group's aftermarket support software division develops and markets a range of proprietary solutions for the parts and accessories segment of the automotive industry. The applications link directly to the major manufacturers of parts and accessories in the UK to monitor inventory levels. Our award winning applications, which provide real-time data are licensed to both distributors and dealers and facilitate the purchase of parts from the manufacturers. The company's products are customized according to specialization for companies engaged in parts supply, distribution, retailing, vehicle repair and servicing, and engine and component reconditioning. We are actively developing our suite of programmes adding new age systems to extend our offering and expand market share.

INFORMATION MANAGEMENT SERVICES
The key driver for growth in this division is the Orbit database "Platform" which ADN has developed over the last three years and continues to expand and invest in. The platform aggregates information gathered from the client data base refines it sells it to auto retailers and other customers on a subscription basis. The Platform is designed to act as a powerful "translator," enabling the different proprietary software and databases of automotive industry participants to interact efficiently in real-time. Information is consolidated into a single, seamless data interchange through which automotive industry-related businesses can communicate. Data is provided to and collected from over 4,500 UK automotive dealers, as well as manufacturers and financial institutions in the United Kingdom ("UK").

OUR MARKETPLACE
The sales, distribution, servicing and after-market for motor vehicles is huge-representing 1.7 trillion dollars of economic activity in North America alone. A marketplace that is ready for change. Technologies such as the Internet, broadband data transmission, wireless and handheld digital devices are creating entirely new ways to share information and conduct business in the automotive retailing marketplace.
Consumers are armed with more information than ever before. They clearly expect an improved experience at the point of sale, whether they enter the physical bricks and mortar of an automotive retailer or make their purchase through the click of a mouse.

Car companies need to lower the cost of distribution. They wish to create build-to-order manufacturing strategies that quickly deliver the vehicles that consumers require. They want to free up capital and inventory and improve customer service.

Automotive retailers want to know more about the consumer and to do a better job of marketing. They want access to actionable data about their customers to help them establish long-term relationships through sophisticated CRM programs. They need to better integrate their physical and online retailing strategies to create a strong brand. They want to improve the vehicle-shopping, purchase and service experience while improving efficiency and profitability.

Allied products and services providers-like financial institutions, insurance companies, collision repair facilities and departments of motor vehicles-want to lower costs, streamline processes and provide more value for the consumer by better sharing of data and integrating services.

The transformation of the automotive industry is underway. ADN intend to capitalize on this transformation with our in depth industry expertise, an intense focus on our customers, market-leading solutions and award-winning software.

In the UK alone the automotive industry is a substantial revenue-generating sector of the economy, with thousands of participating companies. More than 2.2 million new vehicles were registered in 2002 in the UK market, with a sales value of over $75 billion, as reported by The Society of Motor Manufacturers and Traders Ltd. ("SMMT"). In addition, there were approximately 6.7 million used vehicle sales in 2000, worth over $65 billion annually, according to SMMT. Additional incremental sales of insurance, spare parts and other auto related products created a total UK market in excess of $160 billion in 2000, according to SMMT. Of the new vehicle sales each year, SMMT estimates that over 50% are sold to the fleet, leasing and rental markets. Over 30 different manufacturers compete in this market, through approximately 7,500 franchised retailers (31,000 outlets in total).

The retail automotive industry as a whole, though a multi-billion dollar industry, is characterized by disconnected, individual businesses, inhibiting the collection and utilization of critical transaction-related information in the industry. There has been significant consolidation among manufacturers, but the dealer networks, that serve as the primary means for distribution of products, tend to be entrepreneurial and highly fragmented.

The absence of efficient information exchange makes the industry unwieldy, unresponsive to market changes and operationally inefficient. Many of the business units can be compared to islands of information: disconnected from their immediate partners, within what we view as the three primary industry channels - manufacturers, retailers and consumers. Linkage between different channels is limited due to antiquated systems with no common technology platforms or information pathways. These barriers to information supply and analysis increase inefficiencies throughout the industry. Without a system that facilitates compatibility these inefficiencies will only be exacerbated as the industry's reliance on technology grows.

We believe that the industry suffers from similar problems in Europe and in the U.S. The impact of global competitive pressures are forcing the automotive industry to reduce margins and look for areas where efficiencies can be improved and new revenue streams located and utilised. A need exists to build a universal network through which the automotive industry can communicate and conduct business.

OUR STRATEGY
Our strategy is to be the market leader in providing systems and software products and services, to act as the hub of a data information network for the automotive sector. Our products address and capitalize on the automotive industry's need for a common data information exchange network. Our products and services are integrated and leveraged upon the information within our Network to increase efficiencies for all Network participants. We plan to increase market share and revenue opportunities by developing and maintaining our position as the strategic hub of this information and services network. Initially, we are focusing on the UK market, although we recognize, and will pursue, additional opportunities in Europe and the U.S.

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

ADN has spent the last three years developing its Orbit database which is a key driver for growth as it resells information gathered from the rest of the group to auto retailers on a subscription basis. The Platform is designed to act as a powerful "translator," enabling the different proprietary software and databases of automotive industry participants to interact efficiently in real-time through the use of a comprehensive XML and UNIX infrastructure. We consolidate this information flow into a single, seamless data interchange through which automotive industry-related businesses and consumers can communicate. The platform currently provides and collects industry data from over 4,500 UK automotive dealers, as well as manufacturers and financial institutions in the United Kingdom ("UK"), including HSBC Holdings Ltd., GM Interleasing UK, Ltd., a subsidiary of General Motors of America Corporation, SAAB GB Ltd., Volkswagen Group UK Ltd., Honda UK Ltd., Nissan Motor (GB) Ltd., Ltd., Renault UK Ltd., and Lombard Auto Exchange. Additionally we have a strategic relationship with Europe's largest Dealer Management System "DMS" provider (who currently have over 15,000 systems installed)

As the Data Interchange grows, we will begin charging subscription and transaction fees for supplying industry transaction data collected by and distributed through our own communications hub. Additionally, this repackaged information can be leveraged to sell additional incremental products and services. The anticipated impact of our integration of industry data on each of the three network channels is set forth below.

MANUFACTURER CHANNEL. Our Network will provide real-time, consolidated information on trading, product demand and supply to and from manufacturers. It will facilitate business-to-business acquisition and disposal of surplus components and vehicle stock.

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

MAXIMIZING TRANSACTION OPPORTUNITIES

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

GROWTH STRATEGY

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


OUR OPERATING COMPANIES AND PRODUCTS
The following is a brief description of each of the separate business of our current operating entities:

ORBIT DATA
Orbit has developed the Data Interchange that enables the different  proprietary
software  and  databases  of  automotive   industry   participants  to  interact
efficiently in real-time through the use of a comprehensive XML infrastructure.

COUNTY SERVICES AND PRODUCTS LTD.
County has developed and markets proprietary insurance products including warranties for the dealer network to assist them in selling more services to their consumers and helping them achieve a better return on their sales.

ALL CARS RETAIL LIMITED
("AllCars") operates a consumer targeted interactive Web site through which over 2,000 dealerships in the UK currently market used cars. The Web site provides automobile information and automotive-related products, such as insurance, warranty, finance and vehicle accessories. The automobile inventory on the AllCars' Web site is connected in real-time to dealership back end inventory systems. AllCars Retail specializes in using this technology to locate bespoke vehicles for the customer.

E-COM MULTI LTD.
This is a dealer information service for the location of vehicles that all subscribing dealers have for sale. The subscribing dealers utilise this proprietary network to locate and purchase vehicles for the consumer making the request in their dealership. The information services dramatically increases the vehicles a dealer can offer at no cost and maximise the sales opportunities for trade in vehicles at the best market prices through the orbit platform connecting the dealership back end system to an online and real time biding process. At any one time we expect to have 70,000 vehicles on the database.

EMPLOYEES
ADN and its subsidiaries have a total of 33 employees as at February 28th 2003. We engage independent contractors for information technology programming activities and software support and training. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements.

FACILITIES
Our corporate headquarters are located at The Forsyth Centre, Century Place, and Lamberts Road, Tunbridge Wells, Kent TN2 3EH, United Kingdom. We also have offices at 509 Madison Avenue New York NY 10023 and in London at 32 Haymarket, London SW1Y 4TP We occupy approximately 2600 square feet on one floor at our corporate headquarters, which is leased through The Forsyth Business Centre. We occupy approximately 300 square feet on one floor at our New York office and approximately 600 square feet on one floor at our London Office

DESCRIPTIONS OF BUSINESS

Listed below is a description of the operating entities which are currently part of the group

COUNTY SERVICES AND PRODUCTS LTD
County has developed initially nine products both in warranty and insurance based services, which have enabled it to amass a large database containing car buying trends and customer choices which have been built up over the last ten years. It also has a very strong liaison with all the major insurance underwriters assisting it to develop further products and being able to resell the data to the underwriters.

PRODUCTS AND SERVICES. The products that County markets are highly competitive and designed to increase revenue and margin for the dealers whilst offering increased consumer services and flexibility of terms for the dealers to give them an advantage over their competition. By using County software applications a dealer can store and access information that will help him to quickly calculate and recalculate deals by providing profit margin calculations and real-time information, all of which allows the dealer greater flexibility in negotiations. County have also developed legal fees cover, a reward for stolen vehicles and insurance against mileometers being tampered with. The company has developed bespoke software in Insurance, Warranty and Financial services.

ALL CARS LTD.
Allcars.com is an interactive Web site designed to allow UK dealers to market used cars to the consumer. Effectively, it operates as a vehicle locator for the consumer. In 2002, with the benefit of trials and marketing tests, the site was up graded with mores services and easier navigation and interaction. After the relaunch of this new version there are currently in excess of 2,000 dealers marketing on the Web site.

We also have assurances from an additional 4,000 dealers, many of whom are currently using Kerridge's dealer management system, that they will subscribe to the site when we add additional functionality and marketing. We also intended to fully integrated Kerridge's dealer management system data into our Network as this system integrates with the major dealership computer systems and will allow us to access more data that we can repackage and resell. The site is also designed to be of interest to the Internet user in general, containing general automobile interest content. On the 19th March 2002 ADN, Inc purchased E-com Multi Limited from E-com Multi Pty Limited of Australia. Kerridge Computer Co Ltd had previous sold a five year license of its Autosell auction software package and its respective goodwill and business to E-com Multi Limited of England the license remains unaffected by the change of ownership.

PRODUCTS AND SERVICES. The Web site provides dealerships and prospective buyers with access to information concerning used vehicle locations, automotive-related products, such as insurance, warranty, finance and vehicle accessories, generates visibility for our dealership subscribers' inventories and increases traffic to dealership and supplier Web sites. AllCars' alliances with dealer management systems providers allows us to provide automatic uploads of available vehicles from dealer servers directly onto the site, relieving dealers of the administrative burden of updating this content. We believe this data extraction service gives us a competitive edge over other sites that do not offer this feature.

The AllCars Web site user has the option of browsing a variety of search and selection options for specifications and prices for new and used cars from every major automobile manufacturer and local dealer. Additionally, the site offers a variety of value-added features, including links to car guides and news reports, a car auction facility, financing options for corporate and consumer vehicle purchasers, a free Web page for dealerships, RAC road information and route planning, vehicle insurance and warranty information, links to Halford Ltd.'s Web site (a discounted automobile accessories site) and access for consumers to book vehicles for servicing.

Allcars Ltd integrates through the ORBIT platform to operate "Autoauction," an on-line vehicle search engine, which creates a transaction hub for the sale of surplus inventory from automotive retailers. Autoauction is used by three major insurance companies to locate replacement vehicles written-off in accidents.

The autoauction information service is also provided for the location of vehicles offered for sale by all subscribing dealers. The subscribing dealers utilize this proprietary network to locate and purchase vehicles to fit specific customer requirements. The information services offers a huge virtual stock of used vehicles at no extra cost so that the sales opportunities are maximized for both the retailer and stockholding dealer

The AutoMatrix (now Allcars Retail) information service also enables consumers to locate their ideal vehicle by visiting their local dealer and using our online portal. This is an innovative and highly successful vehicle retailing services that allows the consumer unlimited choice of vehicles to purchase by detailing the type of vehicle and style options required, instead of by brand name. The vehicles that meet the consumers requested options together with location and cost are then displayed to the dealer. The suite guides the consumer to the most appropriate vehicle and immediately allowing the dealership to satisfy the request by the connection to Auto Auctions and Orbit Data Interchange.

From these services ADN receives monthly fees from dealerships connected to the Orbit Data Interchange that list the automobile inventory on the Auto Auction information service and a monthly license fee from the dealership for the online terminal with proprietary software.

The group also offers end-to-end single-source networking management, seamless high-speed Internet connectivity, technical support and consulting services. As the automotive sector increasingly relies on Internet communications with retailers, we offer a single point of contact throughout the supply chain.

SUBSEQUENT EVENT

MAM SOFTWARE LTD
On April 23rd, 2003, subsequent to the year end, we closed the acquisition of MAM Software Limited. MAM creates and markets software products and is currently the leading supplier of software applications for parts and accessories to the automotive industry factors, distributors, and retailers in the UK based upon an industry wide comparison of suppliers' sales figures over the last 3 years. MAM's products are tailored for companies engaged in parts supply, distribution and retailing, vehicle repair and servicing and engine and component reconditioning. MAM's software applications reduce supply market inefficiencies by allowing suppliers, dealers and customers to communicate with each other electronically via the Internet, allowing the development of off-site operations and total supply chain solutions. MAM's software applications are linked directly to the major manufacturers of automotive parts and accessories in the UK to monitor inventory levels, facilitating sales by providing real-time data to the distributors and dealers.

MAM's software applications: AutoPart, AutoWork, Autoshop and AutoDMS are designed as enterprise management systems for parts and accessories resellers, workshops, and bodyshops, and dealerships, respectively, which operate in the automotive aftermarket, trading primarily as factors, distributors or retailers. AutoCat, another software offering, is a comprehensive CD based electronic parts catalogue inquiry system, designed to give instant access to information on vehicle parts. Additionally, MAM markets AutoNet, which offers tailored Internet solutions for the automotive industry, providing licensees with a variety of Internet connectivity options, from simple Internet connection to full e-mail and Web hosting services.

When a subscriber purchases a software application from MAM, the company will supply, configure and install the complete hardware support and networks to the subscriber's specification and satisfaction. Once the software and hardware are in place, MAM provides training programs, both on and off-site, to educate dealership and dealer group owners, managers, sales staff, manufacturers and supplier personnel about implementing an effective supply program. In addition, MAM provides unlimited telephone and on-site software and hardware support and maintenance to address technical questions about our services as they arise.

MAM collects revenue in the form of fees from distributors and dealers licensing MAM's software applications. The treatment for the revenue recognition of these fees has been approved by MAM's UK auditors and is treated in accordance with SOP-97-2. MAM is currently the leading supplier of parts systems and software applications to the body shop market, where it supplies Brown Brothers, a Unipart company, the largest supplier of parts and materials in the UK, with approximately an 80% market share. For the third year running in 2000, MAM was recognized by the Institute of Transport Management with the distinction of "Best Aftermarket Software Company" in Britain.

PRODUCTS AND SERVICES. We currently offer the following comprehensive data and information services, integrative services and database products:

New Vehicle Prices and Options, which aids retailers and manufacturers in making pricing comparisons; Standard Equipment Colours and Trim, which aids retailers and manufacturers in processing vehicle orders and making comparisons in pricing and options;

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

Stock Availability, which aids dealers in locating vehicles by a consumer location;

Used Vehicle Pricing, which provides real-time vehicle sale pricing by region;

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

AMAC Inc, had been engaged in the development and manufacture of amphibious vehicles, but the market demand did not materialize and the company decided to change direction and pursue a different strategy for returning value to shareholders

On October 2, 2001 the Company acquired all of the outstanding shares of Europortal Inc T/A AutoData Group ("ADG") in exchange for the sale of 95% of the outstanding shares of the Company to the former stockholders of ADG. The remaining 5% equity being retained by existing AMAC stockholders. The effect of this transaction was a change of control of the Company, ceding corporate control to the former stockholders of ADG. In acquiring ADG the Company became the owner of Automotive Data Network Ltd., formerly All Group Holdings Ltd., a UK holding company.

On October 4, 2001 the Company changed its name to Auto Data Network Inc.

On March 19, 2002, the Company acquired Orbit Auto Data Network Ltd., formerly E-com Multi (UK) Ltd for 90211 of the company's shares of common stock, valuing the transaction at $285,000.

On August 3, 2002 the Company acquired all the issued share capital of Hilsten Resources Limited, trading as County Products and Services and committed to issue 800,000 of the Company's common stock to the former shareholders of Hilsten Resources Limited . The transaction is valued at $3,400,000 at the market price of the Company's shares as of the completion date. The consideration is payable in two tranches, 300,000 shares at the end of fiscal year 2003 and a further 500,000 shares at the end of fiscal year 2004

On January 21, 2003, Auto Data Network acquired all of the outstanding shares of stock of AutoMatrix UK Limited, ("Automatrix"), a company registered in England. Established in 1999, Automatrix is an automotive retailer software solution that is based in north eastern England and has subsequently changes its name to AllCars Retail Limited.

On April 23,2003 a Share Sale Agreement was completed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Ltd, ("MAM") a company registered in England and based in Sheffield, South Yorkshire.

MAM are a systems and software implementation and Development Company with an annual revenue base in excess of $13,000,000 and with 160 employees in five locations in Britain and Ireland and one in California, USA.

COMPETITION
The Company has no direct competitors in the UK or in Europe who will be offering the same breadth of products, depth of data and services that we intend to offer. There are a number of our individual services and solutions that have specific competitors products in their respective businesses. However no company markets an equivalent data rich and flexible suite of integrated services.

Orbit's direct competitors in the UK market are Cap Net, Glass's Information Services Ltd., and Autologic Information International Inc. However, it is possible that, in the future, we may face service or solutions competition from other existing or potential competitors, such as The Reynolds and Reynolds Company, currently operating only in North America.

We are confident that our ability to successfully integrate manufacturers, retailers and customers in the industry, and provide a comprehensive information service and software solution for the automotive industry through one unified network will contribute to our continued success over any existing or future competitors and ensure long term success. Additionally, we feel the depth of industry knowledge and experience, the strong and credible reputation of our management, as well as our proprietary technology and expertise will continue to give our network and products a competitive edge in the market.

While the market for providing Internet products and services for the automotive industry is relatively new, it is rapidly evolving, and it is likely that the All Cars Web site will could face competition in the future. However we believe that our established products and data will protect us from any immediate threat and give us a competitive advantage from which to develop our product and company strategy. However our existing and potential competitors may develop offerings that are perceived as better than our services or otherwise achieve greater market acceptance. Currently, AllCars consumer site competes with Autobytel Inc. and Autotrade, both of which are Internet-based companies. The value and unique position of our trade, consumer and data products create a number of elements and markets for ADN and therefore provide numerous revenues and markets to develop or focus on. This multi market strategy provide numerous advantages to ADN

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company has no significant assets other than those detailed in the accounts.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are pending at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY AND SHAREHOLDER HOLDERS

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

On October 2nd 2001 a majority of shareholders voted in favour of the acquisition of EUROPORTAL INC T/A AUTO DATA GROUP.

On 4th October 2001 shareholders voted unanimously to appoint Christopher Glover and Lee Cole to the board of Directors of the company.

On May 24, 2002 60.4% of shareholders approved a recommendation of the Board that the authorised Common Stock of the company be increased from 25,000,000 to 50,000,000 par value $0.001and 25,000,000 shares of Preferred Stock par value $0.001 be authorised. They also approved on May 24, 2002, that a recommendation from the Board of Directors of the Company that the Company's By-Laws, which presently limits the number of directors on the Board to three(3), be amended to include a provision to allow the number ofdirectors serving on the Board of Directors to be established from time to time by the Board of Directors, without the need to obtain the approval of the Stockholders, provided that such number shall not be less than three (3) nor more than twelve (12) (the "By-Laws Amendment," and together with the Charter Amendment, the "Amendments").

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 17th 2003, the Company had approximately 148 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". On October 15, 2001 the symbol changed to "ADNW". Total trading volume of the shares of the Company's common stock has been low since the listing of the shares. The last trade made in the company's shares was $2.55 per share.

ITEM 6.  SELECTED FINANCIAL DATA


                                          For the Year          For the Year
                                              Ended                Ended
                                        February 28, 2003    February 28, 2002
                                        -----------------    -----------------
Cash and Cash Items                        $  722,961             $      14
Marketable Securities                               0                     0
Prepaid Expenses                                1,194                 8,494
Notes and Accounts Receivable                 867,106                31,468
Allowances for doubtful accounts                    0                     0
Inventory                                           0                     0
Total Current Assets                        1,591,261                39,976
Property, plant and equipment                  54,159                24,762
Other Assets                                7,498,181             4,772,242
Accumulated depreciation                            0                     0
Total assets                                9,143,601             4,836,980

Total current liabilities                   2,887,626               895,590
Common stock                                   11,552                11,462
Other stockholders' equity                  6,858,537             5,120,518
Total Liabilities and
 Stockholders' equity                       9,143,601             4,836,980
Net Sales of Tangible Products                      0                     0
Total Revenues                              1,772,996                40,412
Cost of Tangible Goods Sold                         0                     0
Total Costs and Expenses applicable
    To sales and revenues                     313,528                68,053
Other costs and expenses                            0               648,960
Provision for doubtful accounts                     0                     0
Interest and amortization of
    Debt discount                                   0                     0
Income before taxes
    and other items                           846,711              (725,002)
Income tax expenses                           332,063                     0
Income/loss continuing
    operations                                514,648              (725,002)
Discontinued operations                             0                     0
Extraordinary items                                 0                     0
Cumulative Effect - changes in
    Accounting principles                           0                     0
Net Income or loss                            514,648              (725,002)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements and notes included under Item 7 in this annual report on Form 10-KSB, which consolidated financial statements are presented beginning at page F-1, for further details.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Consolidated Financial Statements for the year ended June 30, 2002 included under Item 7 in this annual report on Form 10-KSB, which are presented beginning at page F-1.

These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

REVENUE RECOGNITION - Non-refundable up-front payments received in connection with software licences and support services are deferred and recognized on a usage basis over the relevant periods of the service agreement typically 3 or 5 years. All other services supplied are invoiced in arrears and are immediately collectible.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

MANAGEMENT DISCUSSION

The Company's principal business purpose is to create a group of automotive software companies providing real time data and transactional services to the automotive industry. Services are integrated onto a single transaction platform and data network. The platform propositions are integrated as a communications channel that allows all automotive sector participants to transact within a single environment, in which transactional data is added and modified on the network.

The company has invested substantial funds developing its technology platform since inception and will now commercialise this platform via an acquired customer base. Subsequent to the year end the company has completed on the acquisition of MAM Software Limited.

RESULTS OF OPERATIONS

In the completed fiscal year we reported an increase in revenues to $1,773,000, up from $40,412 in the previous year, reflecting the initial impact of our acquisition program. Full contributions from these acquisitions and the subsequent acquisition of MAM Software will produce a substantial increase in revenue for the current year.

The Company made a net profit of $514,648 in the financial year which reduced the net loss from operations, since the Company's inception, to $675,941. The Company's performance in this year is reflective of its ongoing expansion. It is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future.

The Company acquired Auto Data Group on October 2nd, 2001, and this has been treated as a reverse takeover with Auto Data Group being regarded as the acquirer in the financial statements. To complete the Company's change in strategy to an automotive software and aftercare provider it was decided during the fiscal year ending 28th February 2002, to sell its subsidiary, CMAC Limited, and its assets. This was achieved for nil consideration and has been accounted for as a write off of $774,402, which includes the disposal of a vehicle prototype valued at $648,960.

Total assets have increased to $9,143,601 compared with $4,836,980 in the previous year.

PLAN OF OPERATION

We are an emerging automotive aftermarket and data management group. We have acquired four companies, since inception, and developed a further two in this field and plan to continue expansion via further strategic acquisitions. Our products are designed to address information supply chain deficiencies in all three major channels: manufacturer; retailer and consumer, of the industry. Our information platform which utilises leading technologies consolidates our service and aftermarket offering within a coherent suite, that we call Orbit. Industry specific information is sold under licensing arrangements to manufacturers and retailers, and to major aftermarket service providers such as insurance companies, fleet management and repair shops. Consumers, on a usage basis, benefit from reliable, consolidated information on which to make educated purchasing decisions.

Our plans are expedited through our strategic alliances with industry leaders. Kerridge, for example, provides us with access to over 4.500, UK, auto retailers to whom we are able to sell our suite of services.

SUBSEQUENT EVENTS

On January 18, 2003, a Share Sale Agreement was executed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Limited, ("MAM"), a company registered in England and based in Sheffield, South Yorkshire. Completion took place on April 23, 2003. MAM creates and markets software products. They are the leading supplier of software applications for parts and accessories to the automotive industry factors, distributors, and retailers in the UK based upon an industry wide comparison of suppliers' sales figures over the last 3 years. MAM provides the Company with additional complimentary services which will be delivered from the Orbit platform.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives. The Company recorded goodwill as a result of the Pathagon acquisition, but has not recorded any amortization in accordance with SFAS No.
142. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 31, 2001. This supersedes SFAS 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company does not believe that this statement will have a material effect on the Company's financial statements.

In April 2002, the FASB, issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending June 30, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors, Auto Data Network Inc.:

I have audited the accompanying balance sheet of Auto Data Network Inc., ("the Company") as of February 28, 2003 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Data Network Inc., as of February 28, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


F. E. Hanson Ltd.                Date June 16 2003
Frank E, Hanson, C.P.A.
Arlington, VA.

For previous years Financial Statements and Audit Reports please see SEC filings, Forms 10KSB under Medic Media Inc (name subsequently changed to AMAC
Inc)Central Index Key 0001029762.

                           Consolidated Balance Sheet
                       For Period Ending February 28, 2003



                                     Auto Data Network Inc.
                                   As of               As of
                              February 28 2003    February 28, 2002

CURRENT ASSETS
     Cash & Cash Equivalents     $  722,961         $       14
     Prepaid Expenses                 1,194              8,494
     Accounts Receivables           867,106             31,468
        Total Current Assets     $1,591,261         $   39,976

FIXED ASSETS
     Office Equipment
     (Net of Depreciation)           54,159             24,762

        Total Fixed Assets           54,159             24,762

OTHER ASSETS
     Accumulated Development
     And Acquisition Costs        7,498,181          4,772,242
     TOTAL OTHER ASSETS          $7,498,181          4,772,242
        TOTAL ASSETS             $9,143,601          4,836,980


                       LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES


            Accounts Payable           $ 1,807,616            645,810
            Bank and Loan Payable          312,327             24,958
            Taxation Payable               488,000               -0-
            Accrued Expenses               279,683            224,822
            Total Current Liabilities  $ 2,887,626            895,590

       LONG TERM LIABILITIES           $

STOCKHOLDER'S EQUITY



    Common Stock $0.001 par
    value 25,000,000 shares
    authorized
    11,552,289 issued and
    outstanding
    February 28,2003           $    11,552              11,462

    Additional Contributed     $ 6,858,537           5,120,518
      Capital

     Currency Value Changes    $    61,827             (35,845)
    Accumulated Deficit        $  (675,941)         (1,158,731)

    Total Stockholders Equity  $ 6,255,975           3,941,390


Total Liabilities and
    Stockholder's Equity       $ 9,143,601           4,836,980



The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.
                      Consolidated Statement of Operations
                       For Period Ending February 28, 2003



                                             As of              As of
                                       February 28 2003   February 28, 2002


Total Revenue                             $ 1,772,996       $  40,412
Gross Profit (Loss)                         1,182,803            (348)
Operating Expenses                            313,528          68,053
Disposal of Assets                              -0-           648,960
Total Operating Expenses                    1,081,617         717,013
Net Profit/(Loss)                             101,186        (717,361)
Financing Expenses                             22,564           7,641
Net Profit/(Loss) Before Corporation Tax      846,711        (725,002)
Provision for Tax                            (332,063)           -0-
Net Profit/(Loss)                             514,648        (725,002)
Profit/(Loss) Per Share                         0.045         (0.0652)


The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.
                       Consolidated Statement of Cashflows
                     For the Period Ending February 28, 2003



                                         For the Year       For the Year
                                             Ended             Ended
                                      February 28, 2003   February 28, 2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit/(Loss)                          $ 514,648        $(725,002)

Depreciation and amortization                144,853            4,349
Write off of R&D Costs                         -0-            648,960
Net Change in Assets, Liabilities
 & Accruals                                  178,941          723,998
Net Adjustments                              323,794        1,377,307
Net Cash Used in Operating Activities        838,442          652,305
Cash Flows from Investing Activities         (25,000)        (714,917)


Cash Flows from Financing Activities
Exchange Rate Difference                      61,827          (31,859)
Other Non-Cash Change                     (2,844,106)           4,221
New Shares Issue                                  90            6,424
Additional Paid in Capital                 1,738,019           24,946
                                           ----------         ---------
                                          (1,044,170)           3,732

Net Change in Cash                          (230,728)         (58,880)
Cash Beginning Period                        (55,425)           3,455
                                           ----------         ---------
Cash at End of Period                       (286,153)         (55,425)
Cash and Bank Balance                          3,591               14
Bank Overdrafts                             (289,744)         (55,439)
                                           ----------         ---------
                                          $ (286,153)        (155,425)



The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                         SHAREHOLDERS' EQUITY STATEMENT
                      FOR THE YEAR ENDED FEBRUARY 28, 2003


                     Common Stock Issued      Total       Acc.   Shareholder's
                    Shares     Par Value  Paid Capital   Deficit     Equity
                    ----------------------------------------------------------
Balance as of
April 30, 1998       10,000,000    $10,000     $9,000    $(31,450)  $ (12,450)

Shares Canceled
March 31, 1999      (10,000,000)   (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461      1,538

Net Loss for
Year Ended 1999       3,500,000      3,500               (133,004)   (150,416)
                    ------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461     $5,038      $9,000  $(164,454)  $(150,416)

Net Loss for
Year Ended 2000                                          (126,846)   (277,261)
                    ------------------------------------------------------------
Balance
Apr. 30, 2000         5,038,461     $5,038      $9,000  $(291,300)  $(277,261)

Net Loss for
Year Ended 2001                                          (143,450)   (420,711)
                    ------------------------------------------------------------
Balance
Apr. 30, 2001         5,038,461     $5,038      $9,000  $(434,750)  $(420,711)
AMAC Inc
                    ============================================================
Shares Issued
Sep 28, 2001          8,333,333    ($8,333)
Gala Loan Capitalised
25 for 1 Reverse
Split Sep 29, 2001      534,871      ($534)

Shares Issued
Oct 16, 2001          9,500,000    ($9,500)
Acquisition of Europortal Inc
Shares Issued
Oct 17, 2001          1,077,268    ($1,077)
Loans Capitalised
Shares issued
Feb 15, 2002            350,000     (3,500)
Consultants
Net loss for
Year Ended 2002                                          (725,002)  3,941,390

Balance
February 28, 2002    11,462,078    (11,462) $5,120,518   (725,002)  3,941,390

                    ============================================================

Shares Issued
April 26, 2002           90,211    ($90.21)   $383,307
Acquisition of E-com Multi Ltd
August 3, 2002                              $1,274,700
Acquisition of Hilsten Resources Ltd
Loans Capitalised                              $44,167
Exchange differences                           $35,845    (12,371)
Net profit for
Year Ended 2003                                           514,648

Balance
February 28, 2003    11,552,289   ($11,552) $6,858,537    502,274   6,255,975
                  ==============================================================

Subsequent to the year end the company has issued 2,000,000 shares of Common Stock in relation to the acquisition of MAM Software Ltd and 190, 000 share of common Stock for the completion of Automatrix Limited.

The accompanying notes are an integral part of these financial statement.


AUTO DATA NETWORK, INC.
Notes to Financial Statements
For the Period Ending February 28, 2003

NOTE 1 NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES :

Description of Company : Auto Data Network, Inc. a Delaware corporation is the parent company arising from the merger between the company and the following entities Europortal Inc. Automatrix Ltd., County Services and Products Ltd, E com Multi Ltd its aim is to create a dedicated information network between the UK automotive industry, its consumers and trading partners.

NOTE 2 BASIS OF PRESENTATION : Financial statements are prepared on an accrual basis of accounting where revenue is recognized when earned and expenses when incurred.

NOTE 3 ACCOUNTS PAYABLE :
As of the date of this report there are no judgments or pending litigation outstanding.. However management indicates that alternative funding will be required to satisfy liabilities.

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

NOTE 6 ACQUISITIONS :
During the fiscal year acquisition agreements have been reached with Hilsten Resources, Ltd., Automatrix (UK) Ltd., and E-Com Multi (UK) Limited.

NOTE 7 DEPRECIATION POLICY

The company depreciates all its fixed assets over their useful lives on the following basis:

Tangible assets at the rate of 25% per annum on the reducing balance of the asset value.

Intangible assets at the rate of 3% per annum commencing one year after the asset was acquired.

NOTE 8 REVENUE RECOGNITION

The company recognizes income when services are rendered and license fees are normally agreed on an annual basis and invoiced monthly in arrears.

NOTE 9 FOREIGN CURRENCY

The company's foreign subsidiaries use the local currency as their functioning currency. Accordingly assets and liabilities are translated into US dollars at year end exchange rates, and revenues and expenses are translated at the average prevailing during the accounting period.

NOTE 7 SUBSEQUENT EVENTS

On January 18, 2003, a Share Sale Agreement was executed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Limited, ("MAM"), a company registered in England and based in Sheffield, South Yorkshire. Completion took place on April 23, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY



Name                             Age   Position Held

Christopher Glover                57       CEO
Lee Cole                          42       Director
Lt. General J.W. Morris (ret)     79       Director


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

CASH COMPENSATION: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of February 28, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.



Name and Address of      Amount and Nature of        Percent
Beneficial Owner         Beneficial Ownership        of Class
----------------         --------------------        --------

DBP Holdings Ltd.         5,453,456                   47.2%

Christopher R. Glover     1,517,973                   13.14%

All Executive Officers    1,517,973                   13.14%
and directors as a
group (7 persons)



The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 13,779,789 shares of common stock outstanding on February 28, 2003.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended February 28, 2003 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 28, 2003, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal years ended February 28, 2003, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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