Form 10QSB
period 2003-05-31
AUTO DATA NETWORK
filed 2003-07-21
CIK 1029762

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the quarterly period ended May 31, 2003

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

                              YES __X____ NO_______

As of July 18, 2003, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 13,552,289

 INDEX

 PART I - FINANCIAL INFORMATION


 Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
           CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
           CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
           STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
           Notes to the Condensed Consolidated Financial
           Statements                                            6

 Item 2.   Management's Discussion And Analysis of Financial
           Condition and Results of Operations                   8

 PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 11

 Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 11

 Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 11

 Item 4.   Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . . . 11

 Item 5.   Controls and Procedures . . . . . . . . . .  . . . . 11

 Item 5.   Other information. . . . . . . . . . . . . . . . . . 11

 Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 12

           Signatures                                           12

           Certificate of Chief Executive Officer               12

           Certificate of Chief Financial Officer               13

                         PART I - FINANCIAL INFORMATION



                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET

For the three month periods ending May 31, 2003 and May 31, 2002



                                    As Of            As Of
                               May 31,2003       May 31,2002
                                (Unaudited)       (Unaudited)
                               --------------- --------------
ASSETS
Current Assets
Cash and equivalents                $965,033         $12,319
Accounts Receivable                5,642,662           8,512
Prepaid expenses                     578,011          69,390
Inventories                          450,808               0
 Total Current Assets             $7,636,514        $ 39,976

Fixed Assets less accumulated
depreciation                       $ 477,644      $   42,190
Intangibles                        5,741,049               0
Goodwill                           6,071,688       4,813,199

                                 -----------      ----------
 TOTAL ASSETS                    $19,926,895      $4,945,610

LIABILITIES
Current Liabilities
 Accounts Payable                  6,248,950        $941,705
 Accrued Expenses                    721,411         330,288
 Short-Term Loans                     41,133          24,958
 Short Bank Borrowing                320,583          65,164
 Total Current Liabilities        $7,322,808      $1,362,115

Other Liabilities
 Accrued Tax                         644,352               0
 Long Term Liabilities & Deferred
 Income                            1,019,987               0
                                 -----------      ----------
Total Liabilities                $ 8,996,416       3,583,495

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value,
 Authorized 50,000.000 Shares;
 Issued and Outstanding
 13,552,289 Shares                    13,552          11,552
Additional Paid in Capital        11,189,062       5,120,518
Accumulated Other Income              21,671         (14,326)
Accumulated Deficit                 (321,536)     (1,534,249)
                                 -----------      ----------
Total Stockholders' Equity       $10,902,749      $3,583,495
                                 -----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $19,889,896      $4,945,610
                                 ===========      ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                    FOR THE THREE MONTHS ENDING MAY 31, 2003



                      Three months Ending     Three months Ending
                          May 31, 2003             May 31, 2002
                           (Reviewed)              (Reviewed)
                       -------------------    -------------------
Revenue                       $3,322,289                $128,482
Cost of Revenue               (1,657,129)               (129,024)
                             -----------             -----------
Gross Margin                  $1,665,160                $   (542)

Operating Expenses
------------------
Personnel                       $471,951                       0
Sales & Marketing               $ 69,256                  11,190
General & Administrative         531,378                 207,083
Depreciation and Amortisation     18,355                   5,835

                              ----------             -----------
Total Operating Expenses       1,090,940                 224,108

Net Operating Profit/Loss        574,220               $(224,650)
Interest Expense                ( 13,906)                 (3,059)
                             -----------             -----------
NET PROFIT/LOSS FROM
TRADING                          560,314                (227,709)

Net Profit/Loss before tax     $ 560,314               $(227,709)
Taxation                        (205,910)                      0
                             -----------             -----------
Net Profit after Tax            $354,404               $(227,709)

Net Profit Per Share               0.026                (0.02047)

Weighted average
Number of Shares
Outstanding                   13,552,289              11,462,078



Shares used in computing basic
And diluted net loss per share 13,552,289

The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  May 31, 2003



                                  For the 3 mos       For the 3 mos
                                      Ended               Ended
                                   May 31, 2003       May 31, 2002
                                   (Unaudited)        (Unaudited)
                               -------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                    $358,404       $( 227,709)

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                              18,355            5,835
 Other Non cash changes
 Changes in Assets, Liabilities
  Accounts receivable              (4,276,371)          (7,292)
  Other current assets             (1,549,391)         (30,740)
  Tangible assets                   ( 435,121)         (23,248)
  Accounts Payable                  3,988,973          212,251
  Accrued Expenses                  1,091,304          217,307
Other Non current liabilities       1,019,987          146,404

Net Cash Provided/(Used in)
Operations                            212,139          146,404

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of subsidiaries                 0         (143,313)
Investing Activities                        0                0
Net cash used in investing
Activities                                  0            3,091

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Share issue                         2,308                0
Additional Paid-in Capital          3,943,246                0
Effect of Exchange rates on cash       21,671                0
Other non cash changes                      -                0
Net Change in Cash and
Equivalents                         4,179,094            3,091

Cash and Cash Equivalents at
Beginning of Period                  (286,153)         (56,546)
                                   ----------        ---------
Cash and Cash Equivalents at
End of Period                      $ (289,461)        $(53,456)
Supplemental disclosure of cash flow
Information
Interest paid                          13,906           $3,059



  The accompanying notes and accountants report are an integral part of these financial statements

                             AUTO DATA NETWORK INC.
                          Notes to Financial Statements
                                  May 31, 2003

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended May, 31, 2003 compared with the same period in the previous year are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended February 28, 2003.


NOTE 2. LIQUIDITY

The Company made post tax profit of $514,648 in the year ended February 28, 2003 and $354,404 in the first quarter this year and it is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future

As a result, the Company has from time of inception to May 31, 2003 a net loss from operations of $321,536.


NOTE 3. STOCK TRANSACTIONS

On April 23, 2003 the company issued 2,000,000 (two million) shares of restricted Common stock in part satisfaction of the purchase consideration of MAM Software Limited. The balance of the consideration is by a deferred cash payment.

NOTE 4. ISSUED SHARE CAPITAL

                                                                                Shares                Value

Issued Common Stock, $0.001 par value, at fiscal year end February 28, 2003    11,552,289      $     11,552

Stock issued for the acquisition of MAM Software Limited                        2,000,000             2,000

Total Issued common stock  as of May 31 2003                                   13,552,289      $     13,552


NOTE 6.  ADDITIONAL CONTRIBUTED CAPITAL


Additional contributed capital at fiscal year end February 28 2003                              $ 5,120,518

Acquisition of MAM Software Limited                                                               3,998,000

Adjustments and Exchange differences                                                                   0000

Total additional contributed capital as of May 31,                                             $  9,118,518

The company lists its Common Stock on the OTC Bulletin Board market (OTCBB -
ADNW). Authorised Common stock is 50,000,000 at $0.001 par value



NOTE 5. CONSOLIDATION

The company owns 100% of the equity of all its subsidiaries and the Financial Statements incorporate consolidation of all companies in the group.

NOTE 6. DEPRECIATION POLICY AND ACCOUNTING FOR GOODWILL ADN INTANGIBLE ASSETS

The Company depreciates all its fixed assets over their useful lives on the following basis :

Tangible Assets at the rate of 25% per annum on the reducing balance of the asset value.

Intangible Assets at the rate of 3% per annum commencing one year after the asset was acquired but subject to the provisions of SFAS 141

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. The Company does not believe this statement has any impact to the Company as of December 31, 2002.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it has occurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. Currently, the Company does not believe this statement has any impact on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.

Long Lived Assets - The company has completed a number of business combinations over the years. These business combinations result in the acquisition of intangible assets and the recognition of goodwill on the company's consolidated balance sheet. The company accounts for these assets under the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives. Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management's estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.



NOTE 7. REVENUE RECOGNITION

The company recognizes income when services are rendered and licence fees are normally agreed on an annual basis and invoiced monthly in arrears.

NOTE 8. FOREIGN CURRENCY

The company's foreign subsidiaries use the local currency as their functioning currency. Accordingly Assets and liabilities are translated into US dollars at year end exchange rates, and revenues and expenses are translated at the average prevailing during the accounting period.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." The new statement, which becomes effective December 2002, requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note; permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods; and requires interim-period pro forma disclosures if stock-based compensation is accounted for under the intrinsic value method in any period presented. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operations or financial condition upon adoption.

---------------------------------------.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ADN RESULTS OF OPERATIONS

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

Summary of Significant Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Condensed Consolidated Financial Statements for the year ended May 31, 2003 included in the Company's annual report on Form 10-QSB for the period then ended.

These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

Revenue recognition
Sales of computer hardware products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded rateably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in Emerging Issues Task Force (EITF) Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded rateably over the contract period as services are provided.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.


OVERVIEW OF AUTO DATA NETWORK


Auto Data Network ("ADN") is a group of established companies which provide software products and services to the automotive industry. The company's main customers are auto dealership in a marketplace of approximately 78,000 dealers in North America and 92,000 dealers in Europe. The company estimates that this represents a $15 billion market for Software and Services specifically for auto dealerships. The company supplies a suite of software solutions and services that enable dealerships to run their businesses more efficiently and achieve considerable cost savings. The majority of the company's current solutions are focused on serving the aftermarket and finance areas of dealerships. These areas are of particular importance as the aftermarket business is responsible for 48% of a dealerships' profits from 12% of their overall revenue. The second most profitable area is vehicle finance and insurance this area contributes 35% of profits from 2% of revenues.

Our open business automation and distribution channel eCommerce products and services are designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and related services in specific markets Our operations are conducted through our four subsidiaries and using our solutions, many companies now generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers.

The Group generates sales from its two divisions, aftermarket service products and information services. These divisions supply real time and and transactional services to manufacturers, retailers and consumers producing industry-wide revenue generation, communication and information collection.

The company has completed the acquisition of MAM Software Limited in this reporting period. MAM Software is the leading European supplier of automotive aftermarket of computer software and systems within the automotive aftermarket and marine trade. It provides a complete range of products covering all aspects of sales, stock and purchase control linked to a full range of accounting systems. These systems apply to Motor Factors and Distributors, Parts Retailers and Garages. MAM Software offers a service that covers installation of new computer systems followed by comprehensive support and maintenance. Its range of software products are known as "Auto Part", a complete system for wholesalers and retailers, "Auto Work", a computer system for garages and workshops, "Auto cat", a stand alone electronic catalogue, and "Autonet" a service for establishing and maintaining a presence on the world wide web. MAM Software currently maintains four sites in the United Kingdom and Republic of Ireland. It is considered a pre-eminent system supplier to the Automotive Parts Aftermarket.

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

RESULTS OF OPERATIONS

Revenues for the three month period ending May 31, 2003 were $3,322,288, compared to $128,482 for the comparable quarter in 2002 with the main growth coming from acquisitions in the Data management and aftermarket parts of the business. The revenues were derived from our two operating divisions. We expect that revenues will increase over the coming quarter both organically and from additional acquisitions which we expect to undertake. Our prior history is not indicative or reflective of future revenue performance.

Cost of revenues for the three month period ending were May 31, 2003 $1,657,129 as compared to $129,024 for the corresponding quarter for fiscal 2002. Our cost of revenues has increased as a result of the increased trading activity and further marketing and developing our products.

Operating expenses for the three month period ending May 31, 2003 were $1,076,847, 32.8% of revenue, compared to $224,108, 175% of revenue, for the corresponding quarter for fiscal 2002. The relative decrease in our operating expenses is attributable to our efforts to implement cost reduction measures to increase profitability, including downsizing administrative personnel and introducing centralized buying for our subsidiaries. We expect that our operating expenses will increase in line with revenue growth in the coming quarter.

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

MARKET RISKS

INTEREST RATES
 Because of the company's debt profile, management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, located primarily in the UK, which accounted for 100% of net sales and revenues for the three months ended May 31, 2003. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. parent and its foreign subsidiaries and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2003, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.


CONTROLS AND PROCEDURES
The company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no pending legal proceedings against the company.

ITEM 2. CHANGES IN SECURITIES

The instruments defining the rights of the holders of any class of registered securities have not been modified.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund instalment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the last quarter.

ITEM 5 - CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


ITEM 6. OTHER INFORMATION

There is no other information to report, which is material to the company's financial condition not previously reported.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K/A dated 04.23.200 filed 07.08.2003

(b) Exhibits 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes- Oxley Act of 2002 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           /s/ Auto Data Network Inc.
                          Christopher Glover, President

                              Dated: July 16, 2003




                           /s/ Auto Data Network Inc.
                     Lee Cole, Principal Accounting Officer

                              Dated: July 16, 2003




CERTIFICATIONS


Certificate of Chief Executive Officer.

I, Christopher R Glover, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Auto Data Network, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6.The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  July 16, 2003                  /s/Christopher R Glover

                                          ----------------------------
                                          Christopher R Glover
                      President and Chief Executive Officer
                                          (Principal Executive Officer)

Certificate of Chief Accounting Officer.

I, Lee J Cole, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Auto Data Network, Inc.;
2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:
a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  July 16, 2003         /s/ Lee J Cole
                              ----------------------------
                              Lee J Cole

                              (Principal Accounting Officer)