Form 10KSB/A
period 2003-02-28
AUTO DATA NETWORK
filed 2003-09-23
CIK 1029762

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

Voting common stock 13,742,289

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

We continue to integrate our key executives into a cohesive management team to expand our business. If our new hires perform poorly, or if we are unsuccessful in hiring, training and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to increase customer support capacity, transaction processing, operational and financial systems, procedures and controls. This is a special challenge when we acquire new operations with different systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. We may be unable to hire, train, retain and manage required personnel or to identify and take advantage of existing and potential strategic relationships and market opportunities.



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

On August 3, 2002 the Company acquired all the issued share capital of Hilsten Resources Limited, trading as County Products and Services and committed to issue 800,000 of the Company's common stock to the former shareholders of Hilsten Resources Limited . The transaction is valued at $3,400,000 at the market price of the Company's shares as of the completion date. The consideration is payable in two tranches, 300,000 shares at the end of fiscal year 2003 and a further 500,000 shares at the end of fiscal year 2004

On January 21, 2003, Auto Data Network acquired all of the outstanding shares of stock of AutoMatrix UK Limited, ("Automatrix"), a company registered in England. Established in 1999, Automatrix is an automotive retailer software solution that is based in north eastern England and has subsequently changes its name to AllCars Retail Limited . The agreement provides for a cash payment of $80,000 and 190,000 shares of common stock to the former shareholders of Automatrix Uk Ltd valuing the transaction at $422.0000

On April 23,2003 a Share Sale Agreement was completed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Ltd, ("MAM") a company registered in England and based in Sheffield, South Yorkshire.

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

ITEM 6. SELECTED FINANCIAL DATA



                                          For the Year          For the Year
                                              Ended                Ended
                                        February 28, 2003    February 28, 2002
                                        -----------------    ------------------
Cash and Cash Items                        $    3,591             $      14
Marketable Securities                         719,370                     0
Prepaid Expenses                                1,194                 8,494
Notes and Accounts Receivable                 867,106                31,468
Allowances for doubtful accounts                    0                     0
Inventory                                           0                     0
Total Current Assets                        1,591,261                39,976
Property, plant and equipment                  54,159                24,762
Other Assets                                7,498,181             4,772,242
Accumulated depreciation                            0                     0
Total assets                                9,143,601             4,836,980

Total current liabilities                   2,531,376               633,090
Common stock                                   11,590                11,462
Other stockholders' equity                  7,214,749             5,393,018
Total Liabilities and
 Stockholders' equity                       9,143,601             4,836,980
Net Sales of Tangible Products                      0                     0
Total Revenues                              1,772,996                40,412
Cost of Tangible Goods Sold                   590,193                40,760
Total Costs and Expenses applicable
    To sales and revenues                     313,528                28,457
Provision for doubtful accounts                     0                     0
Interest and amortization of
    Debt discount                              22,564                 7,641
Income before taxes
    and other items                           846,711               (36,446)
Income/loss continuing
    operations                                846,711               (36,446)

Goodwill write off                                  0             (1,123,306)
Income tax expenses                           332,063
Cumulative Effect - changes in
    Accounting principles                           0                     0
Net Income or loss                            514,648            (1,159,752)


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

The company has invested substantial funds developing its technology platform since inception and will now commercialise this platform via an acquired customer base. During the year the company acquired Automatrix Limited, a UK company, for 190,000 shares of Common stock. This acquisition was not considered a material event.
Subsequent to the year end the company has completed on the acquisition of MAM Software Limited.

RESULTS OF OPERATIONS

In the completed fiscal year we reported an increase in revenues to $1,772,996, up from $40,412 in the previous year, reflecting the initial impact of our acquisition program. Full contributions from these acquisitions and the subsequent acquisition of MAM Software will produce a substantial increase in revenue for the current year.

The Company made a net profit of $514,648 in the financial year which reduced the net loss from operations, since the Company's inception, to $675,941. The Company's performance in this year is reflective of its ongoing expansion. It is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future.

The Company acquired Auto Data Group on October 2nd, 2001, and this has been treated as a reverse takeover with Auto Data Group being regarded as the acquirer in the financial statements. To complete the Company's change in strategy to an automotive software and aftercare provider it was decided during the fiscal year ending 28th February 2002, to sell its subsidiary, CMAC Limited, and its assets. This was achieved for nil consideration and has been accounted for as a write off of $1,123,306.

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

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Data Network Inc., as of February 28, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

F. E. Hanson Ltd. Date September 16 2003 Frank E, Hanson, C.P.A. Arlington, VA.

For previous years Financial Statements and Audit Reports please see SEC filings, Forms 10KSB under Medic Media Inc (name subsequently changed to AMAC
Inc)Central Index Key 0001029762.

Consolidated Balance Sheet For Period Ending February 28, 2003



                                         Auto Data Network Inc.
                                      As of               As of
                                 February 28 2003    February 28, 2002
CURRENT ASSETS
     Cash & Cash Equivalents         $  722,961         $       14
     Prepaid Expenses                     1,194              8,494
     Accounts Receivables               867,106             31,468
        Total Current Assets         $1,591,261         $   39,976

FIXED ASSETS
     Office Equipment
     (Net of Depreciation)               54,159             24,762

        Total Fixed Assets               54,159             24,762

OTHER ASSETS
     Accumulated Development
     And Acquisition Costs            7,498,181          4,772,242
     TOTAL OTHER ASSETS              $7,498,181          4,772,242
        TOTAL ASSETS                 $9,143,601          4,836,980



                       LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES



     Accounts Payable               $ 1,451,366            327,885
     Bank overdraft                     289,744             55,425
     Loan Payable                        22,583             24,958
     Taxation Payable                   488,000               -0-
     Accrued Expenses                   279,683            224,822
     Total Current Liabilities      $ 2,531,376            633,090

LONG TERM LIABILITIES               $         0                  0


STOCKHOLDER'S EQUITY



    Common Stock $0.001 par
    value 50,000,000 shares
    authorized
    11,552,289 issued and
    outstanding
    February 28,2003               $    11,590              11,462

    Additional Contributed         $ 7,214,749           5,383,018
      Capital

     Currency Value Changes        $    61,827             (30,838)
    Accumulated Deficit            $  (675,941)         (1,159,752)

    Total Stockholders Equity      $ 6,612,225           4,203,890


Total Liabilities and
    Stockholder's Equity           $ 9,143,601           4,836,980



The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.
                      Consolidated Statement of Operations
                       For Period Ending February 28, 2003


                                         As of                As of
                                         February 28 2003     February 28, 2002



Total Revenue                             $ 1,772,996         $  40,412
Cost of Sales                                 590,193           (40,760)
Gross Profit (Loss)                         1,182,803              (348)
Operating Expenses                            313,528            28,457
Total Operating Expenses                    1,081,617            28,457
Net Profit/(Loss)                             101,186           (28,805)
Financing Expenses                             22,564             7,641
Net Profit/(Loss) Before Corporation Tax      846,711          ( 36,446)
Write off for Goodwill                              0        (1,123,306)
Provision for Tax                            (332,063)             -0-
Net Profit/(Loss)                             514,648        (1,159,752)
Profit/(Loss) Per Share                         0.045           (0.1012)



The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.
                       Consolidated Statement of Cashflows
                     For the Period Ending February 28, 2003

                                           For the Year       For the Year
                                              Ended               Ended
                                          February 28, 2003   February 28, 2002
CASH FLOWS FROM OPERATING
ACTIVITIES:


Net Profit/(Loss)                            $   514,648         $(1,159,752)

Depreciation and amortization                    144,853               4,349
Write off Goodwill                                   -0-           1,123,306
Net Change in Assets, Liabilities
 & Accruals                                      178,941             723,998
Net Adjustments                                  323,794           1,368,900
Net Cash Used in Operating Activities            838,442             444.902
Cash Flows from Investing Activities             (25,000)           (714,917)


Cash Flows from Financing Activities
Exchange Rate Difference                          61,827             (30,838)
Other Non-Cash Change (Goodwill)              (2,844,106)              4,221
New Shares Issue                                      90               6,424
Additional Paid in Capital                     1,738,019             287,446
                                             -----------         -----------
                                              (1,044,170)            267,253

Net Change in Cash                              (230,728)            (34,859)
Cash Beginning Period                            (55,425)            (20,566)
                                             -----------         -----------
Cash at End of Period                           (286,153)            (55,425)
Cash and Bank Balance                              3,591                  14
Bank Overdrafts                                 (289,744)            (55,439)
                                             -----------         -----------
                                             $  (286,153)            (55,425)



The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                         SHAREHOLDERS' EQUITY STATEMENT
                      FOR THE YEAR ENDED FEBRUARY 28, 2003


                     Common Stock Issued      Total       Acc.   Shareholder's
                    Shares     Par Value  Paid Capital   Deficit     Equity
                    ------------------------------------------------------------
Balance as of
April 30, 1998       10,000,000   $10,000      $9,000   $(31,450)   $ (12,450)

Shares Cancelled
March 31, 1999      (10,000,000)  (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999   1,538,461     1,538

Net Loss for
Year Ended 1999       3,500,000     3,500               (133,004)    (150,416)
                    ------------------------------------------------------------
Balance
Apr. 30, 1999         5,038,461    $5,038      $9,000  $(164,454)   $(150,416)

Net Loss for
Year Ended 2000                                         (126,846)    (277,261)
                    ------------------------------------------------------------
Balance
Apr. 30, 2000         5,038,461    $5,038      $9,000  $(291,300)   $(277,261)

Net Loss for
Year Ended 2001                                         (143,450)    (420,711)
                    ------------------------------------------------------------
Balance
Apr. 30, 2001         5,038,461    $5,038      $9,000  $(434,750)   $(420,711)
AMAC Inc
                    ============================================================
Shares Issued
Sep 28, 2001          8,333,333    $8,333   1,069,855               1,078,188
Gala Loan
Capitalised
25 for 1 Reverse
Split Sep 29, 2001  (12,836,923)  (12,836)     12,836
Shares Issued
Oct 16, 2001          9,500,000    $9,500      (9,500) 4,434,750    4,434,750
Acquisition of
Europortal Inc
Shares Issued
Oct 17, 2001          1,077,268   $1,077    4,038,677               4,039,754
Loans Capitalised
Shares issued
Feb 15, 2002            350,000      350      262,150                 262,500
Consultants
Exchange rate Diffs                                      (30,838)     (30,838)
Net loss for
Year Ended 2002                                       (1,159,752)  (1,159,752)
Balance
February 28, 2002    11,462,078   11,462    5,383,018 (1,190,590)   4,203,890

                    ============================================================
Shares Issued
April 26, 2002           90,211       90      383,307                383,397
Acquisition of
E-com Multi Ltd
August 3, 2002                              1,274,700              1,274,700
Acquisition of
Hilsten
Resources Ltd
Shares issued
December 13, 2002
Consultants              37,500      38        93,712                 93,050
Loans Capitalised                              44,167                 44,167
Currency adjustment                            35,845                 35,845
Exchange rate diff                                        61,827      61,827
Net profit for
Year Ended 2003                                          514,648     514,648
Balance
February 28, 2003    11,589,789   11,590    7,214,749   (614,115)  6,612,224


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

NOTE 3 ACCOUNTS PAYABLE :
As of the date of this report there are no judgments or pending litigation outstanding. However management indicates that alternative funding will be required to satisfy liabilities.

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

NOTE 5 CONTINGENT LIABILITY :
There are no contingent liabilties

NOTE 6 ACQUISITIONS :
During the fiscal year acquisition agreements have been concluded with Hilsten Resources, Ltd., Automatrix (UK) Ltd., and E-Com Multi (UK) Limited.

NOTE 7 DEPRECIATION POLICY
The Company depreciates its assets over their useful lives on the following basis :- Tangible Assets at 25% per annum of the net book value of the assets. No depreciation is provided in the first 12 months from the date of acquisition of the asset Intangible Assets at 3% per annum but also subject to review of impairment as required by SFAS 144

Note 8 FOREIGN CURRENCY :
The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at the average rate prevailing during the accounting period.
Provision is made for the difference in exchange rates prevailing at the end of each accounting period end and applied to assets and liabilities in subsidiary companies based abroad. The average exchange rate for the accounting period is applied for Statement of Operations items. There is a gain of $61,827 in this accounting period which is not considered material.

Note 9 REVENUE RECOGNITION
Non-refundable up-front payments received in connection with software licences and support services are deferred and recognized on a usage basis over the relevant periods of the service agreement typically 3 or 5 years. All other services supplied are invoiced in arrears and are immediately collectible.

NOTE 10 CASH and CASH EQUIVALENTS
This figure includes $719,370 in tradable securities

NOTE 11 NON CASH CHANGES
Comprises Goodwill

NOTE 12 CHANGE IN OPERATING ACTIVITIES
Comprises  -  Accounts Receivable             -$77,227
              Accounts payable             $ 1,217,245
              Prepayments                  $       730
              Other current assets         $    -63411
               Tangible assets               -$750,453
               Accruals                       $542,861
               Other current liabilities      -$ 2,374
                                            ----------
                  Total                    $   178,941
                                            ----------


NOTE 11 SUBSEQUENT EVENTS
On January 18, 2003, a Share Sale Agreement was executed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Limited, ("MAM"), a company registered in England and based in Sheffield, South Yorkshire. Completion took place on April 23, 2003.

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

Name and Address of      Amount and Nature of        Percent
Beneficial Owner         Beneficial Ownership        of Class
----------------         --------------------        --------

DBP Holdings Ltd.         5,453,456                   39.7%

Christopher R. Glover     1,517,973                   11.04%

All Executive Officers    1,517,973                   11.04%
and directors as a
group (7 persons)



The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 13,742,289 shares of common stock outstanding on June 17, 2003.

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

EXHIBIT

3 Certificate of incorporation and by-laws

27 Financial Data Schedule

8K/A April 23 2003 filed August 11, 2003

99 Certifications under Sarbannes - Oxley Act of 2002



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