Form 10KSB/A
period 2002-02-28
AUTO DATA NETWORK
filed 2003-09-24
CIK 1029762

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

On March 19, 2002, the Company acquired Orbit Auto Data Network Ltd., formerly E-com Multi (UK) Ltd for 90211 of the company's shares of common stock, valuing the transaction at $285,000.On August 8th the company acquired Hilsten Resources Ltd trading as County Services and Products for 800,000 shares of common stock valuing the transaction at $3.4million.

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

ITEM 6. SELECTED FINANCIAL DATA

                             AUTO DATA NETWORK INC.
                        SELECTED FINANCIAL DATA SCHEDULE
                      FROM MAY 1, 1997 TO FEBRUARY 28, 2002





                             Year ended     From Inception to
                         February 28, 2002     February 2002

Cash & cash items                     14                  14
Marketable securities                  0                   0
Notes & accounts receivable       31,468              31,468
Allw for doubtful accounts             0                   0
Inventory                              0                   0
Total Current Assets              39,976              39,976
Property Plant & Equipment        24,762              24,762
Other assets                   4,772,242           4,772,242
Accumulated Depr                       0                   0

Total Assets                  4,836,980            4,836,980
Total current liabilities       633,090              633,090
Common stock                     11,462               11,462
Other stockholders' equity    5,383,018            5,383,018
Total Liabilities and
 Stockholders' equity         4,836,980            4,836,980
Net Sales of Tangible Products   40,760               40,760
Total Revenues                   40,412               40,412
Cost of Tangible Goods Sold           0                    0
Total Costs and Expenses applicable
    To sales and revenues        28,457               28,457
Other costs and expenses              0                    0
Provision for doubtful accounts       0                    0
Interest and amortization of
    Debt discount                 7,641                7,641
Income before taxes
    and other items             (36,446)             (36,446)
Income tax expenses                   0                    0
Income/loss continuing
    operations                 ( 36,446)             (36,446)
Discontinued operations               0                    0
Extraordinary items write off
Goodwill                       (1,123,306)        (1,123,306)
Cumulative Effect - changes in
    Accounting principles             0                    0
Net Income or loss             (1,159,752)        (1,159,752)



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

The company, financed by loans from shareholders, has invested substantial funds developing its technology platform since inception and will now commercialize this platform via an acquired customer base. Subsequent to the year end the company has completed on the acquisition of E-com multi for 90211 shares of Common Stock valuing the transaction at $285,000 and Hilsten Resources Ltd trading as County Services & Products for 800,000 shares of common stock valuing the acquisition at $3.4million. Hilsten Resources Limited changed its name to County Services and Products Limited on October 9, 2002.

The company has also entered into confidential letters of intent to acquire four further businesses. The company is currently engaged in discussions with vfinance to provide funding to enable the company to close the purchase of these acquisitions. vfinance was engaged as placement agent for a private offering but the offering did not take place and no commitment letter was signed.

Future sources of liquidity will be affected by the Company's ability to close planned acquisitions and obtain additional debt or equity funding. The Company is currently engaged in raising equity finance in order to complete its acquisition strategy and provide working capital. There is no guarantee that the company's efforts will be successful.

The Company is also undertaking additional acquisitions in order to increase its liquidity and to provide the Company with additional capital which is necessary to develop the Company's operations. Any entity acquired will become subject to the same reporting requirements as the Company upon consummation of any such business combination.

The Company has from time of inception to February 28, 2002 derived a net loss from operations of $1,159,752. These results are no longer reflective of the ongoing business of the Company subsequent to the acquisitions made and those planned. It is anticipated that Auto Data Network Inc will be able to meet its financial obligations through internal net revenue in the foreseeable future providing that it executes its current acquisition strategy. Therefore, if the Company does not execute its current acquisition strategy future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

During the fiscal year ending 28th February 2002, the AMAC Inc sold its subsidiary CMAC Limited and its assets for nil consideration and the total goodwill $1,123,306 arising from the acquisition of AMAC Inc has been written off as a consequence. The Company acquired Auto Data Group on October 2nd, 2001, and this has been treated as a reverse takeover with Auto Data Group being regarded as the acquirer in the financial statements.

The company trades in the UK and Europe and provision is made for the difference in exchange rates prevailing at each accounting period end and applied to assets and liabilities in subsidiary companies based abroad. There is a loss of $30,838 in this accounting period more fully disclosed in the notes to the financial statements.

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

On October 16, 2001 AMAC Inc issued 9,500,000 shares of the Company's common stock to the shareholders of Europortal Inc T/A Auto Data Group in consideration for the reverse acquisition of Europortal Group T/A Auto Data Group and its subsidiaries.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS:

We have audited the accompanying balance sheet of Auto Data Network Inc.,("Auto Data Network, Inc.") as of February 28, 2002 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Auto Data Network, Inc.

                           Consolidated Balance Sheet
                       For Period Ending February 28, 2002



                             AllGroup Holdings Ltd*
                                   As of               As of
                              February 28 2002    April 30, 2001

CURRENT ASSETS
     Cash                          $     14         $      191
     Accounts Receivable              1,221             20,853
     Loans to staff                  13,776             12,632
     Stock Advertising Material      10,104             10,039
     Prepaid Expenses                 8,494             91,056
     Other Debtors                    6,364            303,181
     Unpaid Share Capital                 3            350,900
        Total Current Assets       $ 39,976         $  788,852

FIXED ASSETS
     Office Equipment
     (Net of Depreciation)        $  24,762            509,753

        Total Fixed Assets           24,762            509,753

OTHER ASSETS
     Accumulated Development and
     Acquisition Cost            $4,772,242

        Total Other Assets        4,772,242

        Total Assets              4,836,980          1,298,605



                       LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

     Bank Borrowing             $    55,425             20,566
     Accounts Payable
      (See Footnote 3)          $   327,885            373,734
     Accrued Expenses               224,822            553,646
     Loan Payable                    24,958              9,022
     Inter Group Accounts                                  149
     VAT $ Other Taxation                              119,258

     Total Current Liabilities  $   633,090          1,076,375

LONG TERM LIABILITIES           $         0          3,334,827

Total Liabilities                   633,090         4,411,202

STOCKHOLDER'S EQUITY



    Common Stock $0.001 par
    value 25,000,000 shares
    authorized
    11,462,078 issued and
    outstanding
    February 28,2002           $    11,462            350,900

    Additional Contributed
      Capital                    5,383,018                  0

    Reduction in Income-Due to
     Currency Value Changes        (33,838)
    Accumulated Deficit         (1,159,752)        (3,463,457)

    Total Stockholders Equity   $4,203,890         (3,112,557)


Total Liabilities and
    Stockholder's Equity        $4,836,980          1,298,605



The accompanying notes are an integral part of these financial statements.

*Note Allgroup Holdings Ltd was an unlisted company and included for comparison purposes only as it held all the operating activities of the Group in the period.. The Stockholders Equity quoted as of April 30 2001 is now eliminated on consolidation.

                             AUTO DATA NETWORK, INC.
                      Consolidated Statement of Operations
                       For Period Ending February 28, 2002


                                                         AllGroup Holdings
                                   As of As of
                                        February 28 2002    April 30, 2001
                                           10 months          4 months

Total Revenue                              $   40,412       $   6,191
Cost Of Sales                                 (40,760)        (29,244)
Gross Profit (Loss)                              (348)        (23,053)

Operating Expenses :
     General and Administration                28,457         735,794
Total Operating Expenses                       28,457         735,794

Operating Loss                               (28,805)        (758,847)
Interest Expense                                7,641             481
Loss before Income taxes                     (36,446)        (759,328)
                                             --------        ---------
Exceptional item Goodwill write off       (1,123,306)               0

Income Tax Expense                                 -0-              0

    Net Loss                               $ (1,157,752)     $(759,328)
                                           -------------     ----------

Basic and diluted loss per share              (0.1012)        (0.7593)

Shares used in computing basic and
diluted net loss per share                 11,462,078        1,000,000


The accompanying notes are an integral part of these financial statements.

Auto Data Network Inc.

                       Consolidated Statement of Cashflows
                     For the Period Ending February 28, 2002


                                                         AllGroup Holdings
                                     For the 10 months   For the 4 months
                                          Ended              Ended
                                    February 28, 2002    April 30, 2001
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                $(1,159,752)        $(759,327)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization                  4,349             8,553
Write off of Goodwill                      1,123,306                0
Other Non cash charges                             0                 0
Changes in Assets and Liabilities:
     Accounts Receivable                      (1,221)           60,935
     Pre-paid expenses                        (5,605)          (32,373)
     Other current assets                    (30,247)         (181,964)
     Tangible Assets                         (29,111)          (91,166)
     Accounts Payable                        381,547            (3,805)
     Accrued Expenses                        104,580           354,793
     other Current Liabilities                24,959            66,510
     Other Non current liabilities                 0           426,889
                                           ----------         ---------
Net Cash Used in
Operating Activities                        1,572,556          608,372



CASH FLOWS FROM INVESTING
ACTIVITIES:


Acquisition of Subsidiaries                 (714,917)                0
                                           ----------         ---------
Net cash used in investing
Activities                                  (714,917)                0



CASH FLOWS FROM FINANCING
ACTIVITIES:


New Share issue                                6,424                 0
Additional Paid-in Capital                   287,446                 0
Effect of exchange rates on cash             (30,838)          121,338
Other non-cash changes*                        4,221                 0
                                           ----------         ---------
Net cash from financing activities           267,253           121,338

Net Change in Cash                           (34,860)          (29,617)

Cash at Beginning of Period                  (20,566)            9,051
Cash at End of Period                        (55,425)          (20,566)

Supplemental disclosure of cash flow
Information
Interest paid                                $ 6,603                 0

Loans capitalised                         $4,086,492                 0
Adjustment for additional capital           (287,446)                0
Goodwill                                  (4,057,326)                0
Net Adjustment*                                4,220                 0



The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                         SHAREHOLDERS' EQUITY STATEMENT
                      FOR THE YEAR ENDED FEBRUARY 28, 2002




                                  Common              Stock Issued               Total          Acc.        Shareholder's
                                  Shares               Par Value $           Paid Capital     Deficit          Equity

                                      --------------------------------------------------------------------------
Balance as of
April 30, 1998                     10,000,000            $10,000                $9,000      $(31,450)     $ (12,450)

Shares Cancelled
March 31, 1999                    (10,000,000)           (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999                 1,538,461              1,538

Net Loss for
Year Ended 1999                     3,500,000              3,500                            (133,004)      (150,416)

                                        --------------------------------------------------------------------------
Balance
Apr. 30, 1999                       5,038,461             $5,038                $9,000     $(164,454)     $(150,416)

Net Loss for
Year Ended 2000                                                                             (126,846)      (277,261)

                                        ----------------------------------------------------------------------------
Balance
Apr. 30, 2000                       5,038,461             $5,038                $9,000     $(291,300)     $(277,261)

Net Loss for
Year Ended 2001                                                                             (143,450)      (420,711)

                                         -----------------------------------------------------------------------------
Balance
Apr. 30, 2001                       5,038,461             $5,038                $9,000     $(434,750)     $(420,711)
AMAC Inc
                                            =================================================
Shares Issued
Sep 28, 2001                        8,333,333              8,333             1,069,855                    1,078,188
Gala Loan Capitalised
25 for 1 Reverse
Split Sep 29, 2001                (12,836,923)            (12836)              12,836
hares Issued
Oct 16, 2001                        9,500,000              9,500                (9500)        34,750        434,750
Acquisition of Europortal Inc
Shares Issued
Oct 17, 2001                        1,077,268             $1,077             4,038,677
4,039,754
Shares issued
Feb 15, 2002                          350,000                350               262,150
262,500
Consultants
Net loss for
Year Ended 2002                                                                                          (1,159,752)
(1,159,752)
Currency Value
changes
(30,838)
                                                 ............................................................................

Balance
February 28, 2002                  11,462,078             11,462)           $5,383,018    (1,159,752)     4,203,890



On September 28, 2001 the Company issued 8,333,333 shares of common stock to Gala Consultancy in consideration for the capitalization of all of their loans to the company amounting to $1,069,854.

On September 29, 2001 the Company conducted a 25 for 1 reverse split of the Company's common stock to 534,871 shares which became effective on 15th October 2001.

On October 16, 2001 the Company issued 9,500,000 shares of the Company's common stock to the shareholders of Europortal Inc T/A Auto Data Group in consideration for the reverse acquisition of the whole 9500 shares comprising the issued share capital of Europortal Group T/A Auto Data Group and its subsidiaries.

On October 17, 2001 the Company issued 1,077,268 shares to various parties in consideration for the capitalization of $4,039,754 of loans at the closing price on that date of $3.75.

On 15th February 2002 350,000 S-8 shares were issued to consultants for services carried out on behalf of the company. The shares were issued in lieu of fees of $262,500. The services were included as expenses under the heading Accumulated Development and Acquisition costs and were consultants and accountants costs directly relating to acquisition and capitalized by reference to APB
16 Para 76 and FAS 141 Para 24

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

Recent Accounting Pronouncements

         In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives. The Company recorded goodwill as a result of the Europortal Inc reverse acquisition, but has not recorded any amortization in accordance with SFAS No. 142. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements,however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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


         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement is effective for fiscal years beginning after December 31, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining many of the requirements of such statement. The Company does not believe that this statement will have a material effect on the Company's financial statements.

NOTE 2 BASIS OF PRESENTATION :
Financial statements are prepared on an accrual basis of accounting where revenue is recognized when earned and expenses when incurred. The company has changed its year end to February 28th.

NOTE 3 ACCOUNTS PAYABLE :
As of the date of this report there are no judgements or pending litigation. However management indicates that if the funding exercise fails alternative funding will be required to satisfy liabilities. Details of the overdraft balance included in Accounts Payable on the balance sheet are as follows

                                           2002                          2001

Bank Borrowing                           55,425                       20566
Accounts Payable                        327,885                      373734
Sources of Overdraft
Lloyds TSB Bank                            2153                           0
Natwest Bank                              20262                       20566
Barclays Bank                             33024                           0


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

NOTE 5 CONTINGENT LIABILITY :
The accrued payroll of UK staff and Directors was converted into equity on October 22, 2001 at the rate of $3.75 per share of Common Stock. The closing price of the stock on that day was $4.00 it is considered that no liability will have been incurred as the conversion price does not exceed the per share discount that it would be reasonable to offer to stockholders or others.

NOTE 6 LIQUIDITY :
The Company's future trading will depend upon successful completion of its fund raising program.

NOTE 7 ACCUMULATED DEVELOPMENT AND ACQUISITION COSTS :




     Goodwill arising on acquisition
                             Allcars Ltd                       $3,663,999
                             Redleaf Ltd                          255,243
                             Allgroup Holdings Ltd                138,053
                             AMAC                               1,123,306
     Costs of acquisition of subsidiaries                         333,800
     Direct consultancy costs on acquisitions                     232,500
     Costs of flotation and funding developments                  148,647
     Write of Goodwill                                         (1,123,306)

     TOTAL 28th  February 2002                                 $4,772,242



NOTE 8 DEPRECIATION POLICY
The Company depreciates its assets over their useful lives on the following basis :- Tangible Assets at 25% per annum of the net book value of the assets.. Intangible Assets at 3% per annum but also subject to review of impairment as required by SFAS 144 Depreciation is provided 12 months from the date of acquisition of the asset.

NOTE 9 FOREIGN CURRENCY :
The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at the average rate prevailing during the accounting period.
Provision is made for the difference in exchange rates prevailing at the end of each accounting period end and applied to assets and liabilities in subsidiary companies based abroad. The average exchange rate for the accounting period is applied for Statement of Operations items. There is a loss of $30,838 in this accounting period which is not considered material.

NOTE 10 REVENUE RECOGNITION
Non-refundable up-front payments received in connection with software licences and support services are deferred and recognized on a usage basis over the relevant periods of the service agreement typically 3 or 5 years. All other services supplied are invoiced in arrears and are immediately collectible.

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

Europortal Inc chose to reverse into AMAC Inc to take advantage of the development work already carried out on the Amphibious Vehicle prototype following licencing by the UK Department of Trade and Industry and Lloyds Shipping Hull Construction Certification.

The Income statements include trading of the combined entity from date of combination of the two businesses October 2, 2001 to February 28, 2002.

The total issue share capital of AMAC Inc at the date of acquisition was 534,871 shares of Common Stock there was no other form of security in issue. The total issued share capital of Europortal Inc was 9500 shares of Common stock. The value of the goodwill created in the transaction was based on the Balance Sheet of AMAC Inc on the acquisition date. B/Fwd deficit less additional paid in capital net $(31,080).

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

E-Com Multi Accounts including notes auditors letter and equity statement. County Services and Products Limited accounts for September 30, 2001, September 30, 2000 and period from September 30. 2001 to February 28, 2002

EXHIBIT

3 Certificate of incorporation and by-laws

27 Financial Data Schedule

(C) REPORTS ON FORM 8-K

     i. The Company filed a Form 8-K on February 28, 2002 which disclosed a change in the fiscal year of the company from April 30 to February 28. An amendment was filed on August 8, 2003. This filing is incorporated by reference.




E-COM MULTI (UK) LIMITED
FINANCIAL STATEMENTS
FOR THE PERIOD ENDED
30 JUNE 2001

E-COM MULTI (UK) LIMITED
FINANCIALS STATEMENTS
For the period ended 30 June 2001

Company registration number:                       03954458

Registered office:                                 PO Box 1
                                                   Carnaby Industrial Estate
                                                   Lancaster Road
                                                   Carnaby
                                                   Bridlington
                                                   YO15 3QY

Directors:                                         N E Ellis
                                                   A Brand
                                                   M Kimberley
                                                   C W MacKinnon

Secretary:                                         M Dhinsa

Bankers:                                           Yorkshire Bank plc
                                                   7-11 High Street
                                                   Coventry
                                                   CV1 5SB

Solicitors:                                        Lupton Fawcett
                                                   Yorkshire House
                                                   Greek Street
                                                   Leeds
                                                   LS1 5SX

Auditors:                                          Grant Thornton
                                                   Registered Auditors
                                                   Chartered Accountants
                                                   St Johns Centre
                                                   110 Albion Street
                                                   Leeds
                                                   LS2 8LA

E-COM MULTI (UK) LIMITED
FINANCIALS STATEMENTS
For the period ended 30 June 2001

INDEX                                                      PAGE

Report of the directors                                    1-2

Report of the auditors                                     3

Principal accounting policies                              4

Profit and loss account                                    5

Balance sheet                                              6

Notes to the financial statements                          7-10

E-COM MULTI (UK) LIMITED
REPORT OF THE DIRECTORS

The directors present their report together with the audited financial statements for the fifteen month period ended 30 June 2001.

Principal activity

The company was incorporated as Lupfaw 22 Limited on 23 March 2000, changed its name to E-Com Multi Limited on 11 April 2000 and changed its name to E-Com Multi
(UK) Limited on 3 November 2000.

The company's principal activity is the conduct of electronic motor auctions and distribution of automotive software. The company commenced trading in August 2000.

Business review

There was a loss for the period after taxation amounting (pound)547,511. The directors do not recommend payment of a dividend leaving (pound)547,511 to be deducted from reserves.

Directors

The present membership of the Board is set out below.

N E Ellis (appointed 1 August 2000)
A Brand (appointed 1 November 2000)
M Kimberley (appointed 1 March 2001)
C W MacKinnon (appointed 1 March 2001)

R P Foster was appointed a director on incorporation and resigned on 1 August 2000.

None of the directors had, during or at the end of the period, any interests in the share capital of the company.

Directors' responsibilities for the financial statements

Company law requires the directors to prepare financial statements for each financial year which give a true and fair view of the state of affairs of the company and of the profit or loss of the company for that period. In preparing those financial statements, the directors are required to:

-        select suitable accounting policies and apply them consistently
-        make judgements and estimates that are reasonable and prudent
- prepare the financial statements on the going concern basis unless it is inappropriate to presume that the company will continue in business.

The directors are responsible for keeping proper accounting records, for safeguarding the assets of the company and for taking reasonable steps for the prevention and detection of fraud and other irregularities.

E-COM MULTI (UK) LIMITED
REPORT OF THE DIRECTORS

Auditors

Grant Thornton were appointed as auditors on 9 April 2001. Special notice pursuant to section 388(3) having been given, a resolution to reappoint Grant Thornton will be proposed at the Annual General Meeting.

BY ORDER OF THE BOARD



M Dhinsa
Secretary
30 August 2001

REPORT OF THE AUDITORS TO THE MEMBERS OF
E-COM MULTI (UK) LIMITED

We have audited the financial statements on pages 4 to 10 which have been prepared under the accounting policies set out on page 4.

Respective responsibilities of the directors and auditors

As described on page 1 the company's directors are responsible for the preparation of the financial statements in accordance with applicable United Kingdom law and accounting standards. It is out responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with United Kingdom Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes and assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs at 30 June 2001 and of its loss for the period from incorporation on 23 March 2000 to that date and have been properly prepared in accordance with the Companies Act 1985.

GRANT THORNTON
REGISTERED AUDITORS
CHARTERED ACCOUNTANTS

LEEDS
3 September 2001

E-COM MULTI (UK) LIMITED
PRINCIPLE ACCOUNTING POLICIES

BASIS OF PREPARATION

The financial statements have been prepared under the historical cost convention.

The principal accounting policies of the company are set out below.

TURNOVER

Turnover is the total commissions receivable by the company on goods supplied and services provided, excluding VAT and trade discounts.

TANGIBLE FIXED ASSETS AND DEPRECIATION

Depreciation is calculated to write down the cost less estimated residual value of all tangible fixed assets by equal annual instalments over their expected useful lives. The periods generally applicable are:

Computer equipment                                   4 years

DEFERRED TAXATION

Deferred tax is provided for using the tax rates estimated to arise when the timing differences reverse and is accounted for to the extent that it is probable that a liability or asset will crytallise. Unprovided deferred tax is disclosed as a contingent liability.

CONTRIBUTIONS TO PENSION SCHEMES

Defined contribution scheme

The pension costs charged against profits represent the amount of the contributions payable to the scheme in respect of the accounting period.

E-COM MULTI (UK) LIMITED
PROFIT AND LOSS ACCOUNT
For the period ended 30 June 2001

------------------------------------------------------------------ ------------- ------------------------
                                                                   Note          Period 23 Mar 2000 to
                                                                                 20 Jun 2001
                                                                           (pound)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Turnover - continuing operations                                   1             16,118
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Cost of sales                                                                    (21,459)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Gross loss                                                                       (5,341)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Administrative expenses                                                          (542,098)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Operating loss - continuing operations                                           (547,439)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Net interest                                                       2             (72)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Loss on ordinary activities before taxation                        1             (547,511)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Tax on loss on ordinary activities                                 4             -
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------
Loss for the period                                                9             (547,511)
------------------------------------------------------------------ ------------- ------------------------
------------------------------------------------------------------ ------------- ------------------------

There were no recognised gains or losses other than the loss for the financial period.



The accompanying accounting policies and notes form an integral part of these financial statements.

E-COM MULTI (UK) LIMITED
BALANCE SHEET AT 30 JUNE 2001

---------------------------------------------------------- ------------------ ---------------------------
                                                           Note         (pound)
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Fixed assets
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Tangible assets                                            5                  20,271
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Current assets
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Debtors                                                    6                  33,420
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Creditors: amounts falling due within one year             7                  (601,200)
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Net current liabilities                                                       (567,780)
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Net liabilities                                                               (547,509)
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Capital and reserves
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Called up share capital                                    8                  2
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Profit and loss account                                    9                  (547,511)
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------
Shareholders' funds                                        10                 (547,509)
                                                                              ---------
---------------------------------------------------------- ------------------ ---------------------------
---------------------------------------------------------- ------------------ ---------------------------

---------------------------------------------------------- ------------------ ---------------------------

The financial statements were approved by the Board of Directors on 30 August

N E Ellis                                   Director


The accompanying accounting policies and notes form an integral part of these financial statements.

E-COM MULTI (UK) LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the period ended 30 June 2001

1. TURNOVER AND LOSS ON ORDINARY ACTIVITIES BEFORE TAXATION

All the turnover of the company arises from its principal activity as set out in the directors' report on page 1.

The loss on ordinary activities before taxation is stated after:

------------------------------------------------------------------------------------ --------------------
                                                                                     (pound)
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Auditors' remuneration                                                               4,500
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Depreciation:
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Tangible fixed asset owned                                                           2,057
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
2. NET INTEREST
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Other interest payable                                                               72
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
3. DIRECTORS AND EMPLOYEES
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Staff costs during the period were as follows:
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Wages and salaries                                                                   240,594
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Social security costs                                                                26,370
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Other pension costs                                                                  20,950
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
                                                                                     287,914
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
The average number of employees of the company during the period was 5.
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Remuneration in respect of directors was as follows:
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------

------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Emoluments                                                                           194,531
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
Contributions to money purchase pension schemes                                      20,950
------------------------------------------------------------------------------------ --------------------
------------------------------------------------------------------------------------ --------------------
                                                                                     215,481
------------------------------------------------------------------------------------ --------------------

During the period 2 directors participated in money purchase pension schemes.

E-COM MULTI (UK) LIMITED
NOTE TO THE FINANCIAL STATEMENTS
For the period ended 30 June 2001

                      DIRECTORS AND EMPLOYEES (CONTINUED)

The amounts set out above include remuneration in respect of the highest paid director as follows:

                                                                       (pound)

Emoluments                                                             145,428
Contributions to money purchase pension schemes                         13,750
                                                                       159,178

4. TAX ON LOSS ON ORDINARY ACTIVITIES

No liability to taxation arises in respect of these financial statements.

TANGIBLE FIXED ASSETS

                                                             Computer equipment
                                                                 (pound)

Cost
Additions                                                     22,328
At 30 June 2001                                               22,328
                                                              ------

Depreciation
Provided in the period                                         2,057
At 30 June 2001                                                2,057
                                                              -----

Net book amount at 30 June 2001                               20,271
                                                              ------

6. DEBTORS

                                                              (pound)
Trade debtors                                                  8,060
Other debtors                                                 20,170
Prepayments and accrued income                                 5,190
                                                              33,420

E-COM MULTI (UK) LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the period ended 30 June 2001

7. CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                              (pound)

Bank overdraft                                                18,687
Trade creditors                                                6,843
Other taxes and social security                               14,575
Amounts owed to parent undertaking                            468,013
Accruals and deferred income                                  93,082
                                                             601,200

8. SHARE CAPITAL

                                                                 (pound)

Authorised:
100 ordinary shares of(pound)1 each                                100

Allotted, called up and full paid:
2 ordinary shares of(pound)1 each                                  2

On 23 March 2000 two ordinary shares of (pound)1 each were issued at par for cash on the incorporation of the company.

9. RESERVES

                                                  Profit and loss account(pound)

Loss for the period                                           (547,511)
At 30 June 2001                                               (547,511)
                                                              ---------

10. RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                                       (pound)

Issue of shares                                                      2
Loss for the financial period                                 (547,511)
Shareholders' funds at 30 June 2001                           (547,509)
                                                              ---------

E-COM MULTI (UK) LIMITED
NOTES TO THE FINANCIAL STATEMENTS
For the period ended 30 June 2001

11. CAPITAL COMMITMENTS

There were no capital commitments at 30 June 2001.

12. CONTINGENT LIABILITIES

There were no contingent liabilities at 30 June 2001.

12. PENSIONS

Defined Contribution Scheme

The company operates a defined contribution pension scheme for the benefit of directors. The assets of the scheme are administered by trustees in a fund independent from those of the company.

14. CONTROLLING RELATED PARTY AND ULTIMATE PARENT UNDERTAKING

E-Com Multi Limited, incorporated in Australia, is the company's controlling related party and ultimate parent undertaking by virtue of its 100% interest in the issued share capital of the company.

The only group undertakings for which group accounts have been drawn up including the company is that headed by E-Com Multi Limited. Copies of the group accounts of E-Com Multi Limited are available from 23 Pearson Way, Osborne Park, Western Australia, 6017.

15. TRANSACTIONS WITH DIRECTORS AND OTHER RELATED PARTIES

As a wholly owned subsidiary of E-Com Multi Limited, the company is exempt from the requirements of FRS8 to disclose transactions with other members of the group headed by E-Com Multi Limited.

During the period, a loan of (pound)5,000 was made to Mr. A Brand, a director of the company. At 30 June 2001, (pound)5,000 was outstanding and included in other debtors.




SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the Registrant and in the capacities and on the dates indicated:

AUTO DATA NETWORK, INC.





/s/ Christopher Glover
----------------------
Christopher Glover
President

                                  END OF FILING