Form 10QSB/A
period 2002-11-30
AUTO DATA NETWORK
filed 2003-09-24
CIK 1029762

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                 YES [X] NO [ ]

As of November 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 11,552,289

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .3
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .4
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .5
          Note 1.   Nature of Business and Significant
                    Accounting Policies. . . . . . . . . . . . .7
          Note 2.   Use of Office Space. . . . . . . . . . . . .7
          Note 3.   Liquidity. . . . . . . . . . . . . . . . . .7
          Note 4.   Related Party Transaction. . . . . . . . . .8

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

I conducted my review in accordance with generally accepted review standards in the United States of America. Those standards require that I perform the review to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. A review also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation.

Very Truly Yours,

                                        /s/ Frank E. Hanson
                                        -----------------------
                                        Frank E. Hanson, C.P.A.

                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET

For the periods ending February 28, 2002 and November 30, 2002



                                                As Of              As Of
                                          November 30,2002   February 28,2002
                                            (Unaudited)
                                            -----------         -----------
ASSETS
Current Assets
Cash                                        $    13,227         $        14
 Accounts Receivable                            940,265              31,468
 Prepaid expenses                                36,983               8,494
                                            -----------         -----------
 Total Current Assets                       $   990,475         $    39,976

Fixed Assets                                $    33,660         $    24,762
Accumulated development and
Acquisition costs                             7,264,914           4,772,242

                                            -----------         -----------
 TOTAL ASSETS                               $ 8,289,049         $ 4,836,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                             1,058,702             327,885
 Bank Overdraft                                 137,803              55,425
 Accrued Expenses                               371,830             224,822
 Short-Term Bank & Borrowings
  Loans                                          50,350              24,958
                                            -----------         -----------
 Total Current Liabilities                  $ 1,618,684         $   633,090

Other Liabilities
 Accrued Tax                                    352,647                   0
                                            -----------         -----------
Total Liabilities                           $ 1,971,331         $   633,090

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 11,552,289 Shares                               11,552              11,462
Additional Paid in Capital                    7,092,543           5,383,018
Accumulated Other Income                        356,302             (30,838)
Accumulated Deficit                          (1,142,679)         (1,159,752)
                                            -----------         -----------
Total Stockholders' Equity                  $ 6,317,718         $ 4,203,890
                                            -----------         -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $ 8,289,049         $ 4,836,980
                                            ===========         ===========


The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                                INCOME STATEMENT
                  FOR THE THREE MONTHS ENDING NOVEMBER 30, 2002



                               Three months Ending  Three months Ending
                                November 30, 2002    November 30, 2001
                                   (Reviewed)          (Reviewed)
                                  -----------         -----------
Revenue                           $   474,715         $    39,988
Cost of Revenue                      (191,747)            (39,711)
                                  -----------         -----------
Gross Margin                      $   282,968         $       277

Operating Expenses

Sales & Marketing                 $    15,271         $         0
General & Administrative               50,393               7,910
Depreciation                            6,400               3,945
                                  -----------         -----------
Total Operating Expenses               72,104              11,855

Net Operating Profit              $   210,864         $   (11,608)
Interest Expense                       (6,021)               (887)
                                  -----------         -----------
NET PROFIT/LOSS FROM
TRADING                               204,843             (12,495)

EXTRAORDINARY ITEM
Write down of Goodwill             (1,123,306)

Net Profit/Loss before tax        $   204,843         $(1,135,801)
Taxation                              (87,552)
                                  -----------         -----------
Net Profit/Loss                   $   117,291          (1,135,801)

Net Profit Per Share                  0.01053              (0.099)



Shares used in computing basic
And diluted net loss per share 11,552,289

The accompanying notes an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                November 30, 2002



                                         For the 3 mos       For the 3 mos
                                             Ended               Ended
                                       November 30, 2002   November 30, 2001
                                         (Unaudited)         (Unaudited)
                                         -----------         -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                        $   117,291         $(1,135,801)

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                                      6,440               3,945
Write off of Goodwill                              0           1,123,303
 Changes in Assets, Liabilities
  and accrued expenses                      (112,174)             (9,803)
                                         -----------         -----------
Total Adjustments                        $   105,734         $ 1,117,448

Net Cash Provided/(Used in)
Operations                                    11,557             (18,353)



CASH FLOWS FROM INVESTING
ACTIVITIES:


Acquisition                                        0                   0
Investing Activities                               0                   0

CASH FLOWS FROM FINANCING
ACTIVITIES:
New Cash Provided                                  0                   0
                                         -----------         -----------
Net Increase in Cash and
Equivalents                                   11,557             (18,353)

Cash and Cash Equivalents at
Beginning of Period                            1,670                   0
                                         -----------         -----------
Cash and Cash Equivalents at
End of Period                            $    13,227         $   (18,353)
                                         ===========         ===========



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

As a result, the Company has from time of inception to November 30, 2002 derived revenue of $1,066,512 and a net loss from operations of $1,142,679

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

On October 16, 2001 the Company issued 9,500,000 shares of the Company's common stock to the shareholders of Europortal Inc T/A Auto Data Group in the reverse acquisition by Europortal Inc.

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

On August 3, 2002 the Company acquired all the issued share capital of Hilsten Resources Limited, trading as County Services and Products and committed to issue 800,000 of the Company's common stock to the former shareholders of Hilsten Resources Limited . The transaction is valued at $3,400,000 at the market price of the Company's shares as of the completion date. The consideration is payable in two tranches, 300,000 shares at the end of fiscal year 2003 and a further 500,000 shares at the end of fiscal year 2004.


NOTE 5. ISSUED SHARE CAPITAL


                                                                                  Shares             Value
                                                                                  ------             -----
Issued Common Stock, $0.001 par value, at fiscal year end February 28 2002      11,462,078      $     11,462

Stock issued for the acquisition of E-com Multi Limited April 26 2002               90,211                90

Total Issued common stock  as of November 30 2002                               11,552,289      $     11,552


NOTE 6.  ADDITIONAL CONTRIBUTED CAPITAL


Additional contributed capital at fiscal year end February 28 2002             $ 5,383,018

Commitment to capitalise loans and accounts payable                                 44,167

Acquisition of E-Com Multi Limited                                                 383,307

Acquisition of Hilsten Resources Limited *                                       1,274,700

Adjustments and Exchange differences                                                 7,351

Total additional contributed capital as of November 30                         $ 7,092,543


* this acquisition of Hilsten Resources ltd is completed in two tranches of 300,000 and 500,000 shares of Common Stock payable at the end of fiscal 2002 and 2003 respectively. The first payment $1,275,000 has been included in intangibles and additional paid in capital of $1,274,700.


NOTE 7. CONSOLIDATION

The company owns 100% of the equity of all its subsidiaries and the Financial Statements incorporate consolidation of all companies in the group.

NOTE 8. DEPRECIATION POLICY

The Company depreciates all its fixed assets over their useful lives on the following basis :

Tangible Assets at the rate of 25% per annum on the remaining value of the asset.

Intangible Assets at the rate of 3% per annum commencing one year after the asset was acquired but also subject to review of impairment as required by SFAS 144

NOTE 9. REVENUE RECOGNITION

Non-refundable up-front payments received in connection with software licences and support services are deferred and recognized on a usage basis over the relevant periods of the service agreement typically 3 or 5 years. All other services supplied are invoiced in arrears and are immediately collectible.


NOTE 10. FOREIGN CURRENCY

The company's foreign subsidiaries use the local currency as their functioning currency. Accordingly Assets and liabilities are translated into US dollars at period end exchange rates, and revenues and expenses are translated at the average prevailing during the accounting period.

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

RESULTS OF OPERATIONS

Revenues for the three month period ending November 30, 2002 were $474,715, compared to $39,988 for the comparable quarter in 2001. The revenues were derived from our subsidiaries. We expect that revenues will increase over the coming quarter with additional acquisitions which we expect to undertake. There is no assurance that any increase in revenues will cause Auto Data Network to become more profitable since, with any increase in revenues, we foresee an increase in operating expenses and costs. Additionally, our prior history and revenues are not indicative or reflective of future performance.

Cost of revenues for the three month period ending November 30, 2002 were $191,747 as compared to $39,711 for the corresponding quarter for fiscal 2001. Our cost of revenues have increased as a result of the increased activity of marketing and developing our products. We expect that our cost of revenues will further increase in the coming quarter which may have an impact on our financial condition and ability to maintain a profit.

Operating expenses for the three month period ending November 30, 2002 were $72,104, compared to $11,855 for the corresponding quarter for fiscal 2001. Operating expenses have increased as a result of increased trading activity. We expect that our operating expenses will increase significantly in the coming quarter with the additional acquisitions which we expect to undertake. Any substantial increase in operating expenses will affect our profitability and therefore our prior history and operating expenses are not indicative or reflective of future performance.

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

MAM Software is a supplier of computer software and systems within the automotive aftermarket and marine trade. It provides a complete range of products covering all aspects of sales, stock and purchase control linked to a full range of accounting systems. These systems apply to Motor/Marine Factors and Distributors, Parts Retailers and Garages. MAM Software offers a service that covers installation of new computer systems followed by comprehensive support and maintenance. Its range of software products are known as "Auto Part", a complete system for wholesalers and retailers, "Auto Work", a computer system for garages and workshops, "Auto cat", a stand alone electronic catalogue, and "Autonet" a service for establishing and maintaining a presence on the world wide web. MAM Software currently maintains four sites in the United Kingdom and Republic of Ireland. It is considered a preeminent system supplier to the Automotive Parts Aftermarket.

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