Form 10QSB
period 2003-08-31
AUTO DATA NETWORK
filed 2003-10-21
CIK 1029762

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2003

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

                              YES __X____ NO_______

As of October 20, 2003, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 14,389,850

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

                         PART I - FINANCIAL INFORMATION

                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET



                                    As Of            As Of
                               August 31,2003  February 28,2003
                                (Unaudited)       (Audited)
                               --------------- --------------
ASSETS
Current Assets
Cash and equivalents              $2,990,399       $722,961
Accounts Receivable                5,543,536        867,106
Accounts Receivable - sundry       1,460,932              0
Prepaid expenses                       8,817          1,194
Inventories                          309,944              0
                                  ----------      ----------
 Total Current Assets             10,313,628     $1,591,261
Accounts receivable due after
More than 1 year                   2,002,889              0

Fixed Assets less accumulated
depreciation                     $   425,803     $   54,159
Intangibles                        6,936,863      7,498,181
Goodwill                           6,071,688               0
                                 -----------      ----------
 TOTAL ASSETS                    $25,750,871     $9,143,601

LIABILITIES
Current Liabilities
 Accounts Payable                  4,312,385     $1,451,366
 Accrued Expenses and sundry
 accounts payable                    550,046        279,683
 Short-Term Loans                     19,582         22,583
 Short Bank Borrowing                505,267        289,744
                                  -----------    ----------
 Total Current Liabilities        $5,387,280     $2,043,376
Other Liabilities
 Accrued Tax                       1,014,105        488,000
 Value added tax                     434,993              0
 Long Term Liabilities & Deferred
 Income                            1,093,929              0
                                 -----------      ----------
Total Liabilities                $ 7,930,307     $2,531,376

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value,
 Authorized 50,000.000 Shares;
 Issued and Outstanding
 14,389,850 Shares                    14,390         11,590
Preferred Stock 2,030,300 $.001
Par value issued and outstanding        2030
Additional Paid in Capital        17,483,881      7,214,749
Accumulated Other Income             (86,625)       (30,838)

Accumulated Surplus/Deficit          406,888       (675,941)
                                 -----------     ----------
Total Stockholders' Equity       $17,820,564     $6,612,225
                                 -----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $25,750,871     $9,143,601
                                 ===========     ==========



The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT



                            Three months Ending                      Six months Ending
                                 August 31,                              August 31,
                                 (Unaudited)                             (Unaudited)
                               2003       2002                       2003          2002
                            -------------------                  ------------------------
Revenue                      $  5,612,053    422,903             $ 9,006,104      551,385
Cost of Revenue                 1,038,626     30,760               2,731,548      159,784
                             -----------------------               ----------------------
Gross Margin                    4,573,428    392,143               6,274,555      391,601

Operating Expenses
------------------
Personnel                       1,344,724          0               1,826,869            0
Sales & Marketing                  72,860      8,839                 143,576       20,028
General & Administrative        1,798,348    144,176               2,336,289      351,259
Depreciation and Amortization     201,974      3,872                 220,725        9,707
                            -------------------------             -----------------------
Total Operating Expenses        3,417,906    156,887               4,527,459      380,994

Net Operating Profit/Loss       1,155,522    235,256               1,692,130       10,607
Interest Expense                  (40,762)    (3,188)               ( 54,967)      (6,247)
                            -------------------------             -----------------------
NET PROFIT/LOSS FROM
TRADING                         1,114,760    232,068                1,637,163       4,359

Net Profit/Loss before tax      1,114,760    232,068                1,637,163       4,359
Provision for Taxation            386,336    104,577                  592,246       1,656
                            -------------------------             -----------------------
Net Profit after Tax              728,424    127,491                1,099,885       2,703

Net Profit Per Share                0.05     0.01104                  0.076        0.0002

Weighted average
Number of Shares
Outstanding                    14,389,850  11,552,289              14,389,850   11,552,289



The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 August 31, 2003


                                  For the 3 mos       For the 3 mos
                                      Ended               Ended
                                 August 31, 2003     August 31, 2002
                                   (Unaudited)        (Unaudited)
                               -------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                    $728,424          $(127,491)

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                             201,974              3,928
 Other Non cash changes
 Changes in Assets, Liabilities
  Accounts receivable              (2,786,684)          (543,236)
  Other current assets                140,864              5,780
  Tangible assets                      (6,519)                0
  Accounts Payable                 (1,936,565)          (284,978)
  Accrued Expenses                    611,830             95,117
Other Non current liabilities          73,942            115,552

Net Cash Provided/(Used in)
Operations                         (2,972,734)          (480,402)
CASH FLOWS FROM INVESTING
ACTIVITIES:



Acquisition of subsidiaries                 0           (170,741)
Investing Activities                        0                  0
Net cash used in investing
Activities                                  0           (170,741)

CASH FLOWS FROM FINANCING
ACTIVITIES:


New Share issue                         2,868                  0
Additional Paid-in Capital          6,294,819                  0
Effect of Exchange rates on cash      (45,093)            65,681
Other non cash changes                      0                  0
                                    ----------         ---------
                                    6,252,594             65,681
Net Change in Cash and
Equivalents                         3,279,860             (1,176)

Cash and Cash Equivalents at
Beginning of Period                  (289,461)               494
                                   ----------          ---------
Cash and Cash Equivalents at

End of Period                      $2,990,399              1,670
Bank overdraft                       (505,267)
Supplemental disclosure of cash flow
Information
Interest paid                          40,762              3,188



The accompanying notes and accountants report are an integral part of these financial statements

                             AUTO DATA NETWORK INC.
                          Notes to Financial Statements
                                 August 31, 2003

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August, 31, 2003 compared with the same period in the previous year are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended February 28, 2003.

NOTE 2. LIQUIDITY

The Company made post tax profit of $514,648 in the year ended February 28, 2003 compared to $1,099,885in the six months to August 31,2003 and it is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future

As a result, the Company has from time of inception to August 31, 2003 made a net profit from operations of $406,888.

NOTE 3. STOCK TRANSACTIONS

On April 23, 2003 the company issued 2,000,000 (two million) shares of restricted Common stock in part satisfaction of the purchase consideration of MAM Software Limited. The balance of the consideration is by a deferred cash and stock payment.

NOTE 4. ISSUED SHARE CAPITAL


                                                                                Shares                Value

Issued Common Stock, $0.001 par value, at fiscal year end February 28, 2003    11,589,850            11,590
Stock issued for acquisition of Automatrix                                        190,000               190
Stock issued for the acquisition of MAM Software Limited                        2,000,000      $      2,000
Stock issued to consultants August 11,2003                                        610,000               610
Total Issued common stock  as of August 31, 2003                               14,389,850      $     14,389

Preferred stock issued as of August 31, 2003                                    2,030,300             2,030

Total Stock issued                                                              16,420,150     $     16,420


ADDITIONAL CONTRIBUTED CAPITAL


Additional contributed capital at fiscal year end February 28 2003                              $ 7,214,749

Acquisition of MAM Software Limited                                                               3,998,000
Acquisition of Automatrix Limited                                                                   341,810
Shares issued to consultants                                                                        855,602
Preferred stock issued                                                                            5,073,720

Total                                                                                            17,483,881

The company lists its Common Stock on the OTC Bulletin Board market (OTCBB -
ADNW). Authorised Common stock is 50,000,000 at $0.001 par value and authorized Preferred stock is 25,000,000 at $0.001 par value



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

NOTE 7. REVENUE RECOGNITION

The company recognizes income when services are rendered and licence fees are normally agreed on an annual basis and invoiced monthly in arrears. Invoices for sales of goods such as computer hardware products are issued on dispatch and revenue is recognized on invoice date.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of the consolidated financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following discussion is intended to supplement the summary of significant accounting policies as described in Note 1 of the Notes To Condensed Consolidated Financial Statements for the year ended February 28, 2003 included in the Company's annual report on Form 10-KSB for the period then ended.

These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of the consolidated financial statements.

Revenue recognition
Sales of computer hardware products are recorded upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and
(iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded rateably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in Emerging Issues Task Force (EITF) Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded rateably over the contract period as services are provided.

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

OVERVIEW OF AUTO DATA NETWORK

We are a group of established companies which provide software products and services to the automotive industry. The company's main customers are auto dealership in a marketplace of approximately 78,000 dealers in North America and 92,000 dealers in Europe. The company estimates that this represents a $15 billion market for Software and Services specifically for auto dealerships. The company supplies a suite of software solutions and services that enable dealerships to run their businesses more efficiently and achieve considerable cost savings. The majority of the company's current solutions is focused on serving the aftermarket and finance areas of dealerships. These areas are of particular importance since the aftermarket business is responsible for 48% of a dealership's profits from 12% of their overall revenue. The second most profitable area is vehicle finance and insurance this area contributes 35% of profits from 2% of revenues.

Our open business automation and distribution channel eCommerce products and services are designed for industry participants interested in relevant, real-time data related to the purchase and sale of motor vehicles and automotive parts and related services in specific markets Our operations are conducted through our four subsidiaries and using our solutions, many companies now generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. The Group generates sales from its two divisions, aftermarket service products and information services. These divisions supply real time and transactional services to manufacturers, retailers and consumers producing industry-wide revenue generation, communication and information collection.

On April 23, 2003 the company completed the acquisition of MAM Software Limited. MAM Software is the leading European supplier of automotive aftermarket of computer software and systems within the automotive aftermarket and marine trade. It provides a complete range of products covering all aspects of sales, stock and purchase control linked to a full range of accounting systems. These systems apply to Motor Factors and Distributors, Parts Retailers and Garages. MAM Software offers a service that covers installation of new computer systems followed by comprehensive support and maintenance. Its range of software products are known as "Auto Part", a complete system for wholesalers and retailers, "Auto Work", a computer system for garages and workshops, "Autocat", a stand alone electronic catalogue, and "Autonet" a service for establishing and maintaining a presence on the world wide web. MAM Software currently maintains four sites in the United Kingdom and Republic of Ireland. It is considered a pre-eminent system supplier to the Automotive Parts Aftermarket.

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

We believe that we have the opportunity to become a leading technology company servicing the automotive industry in the next five years if we successfully execute our balanced growth strategy. We anticipate that revenues derived from our current software portfolio will permit us to further develop new products in our development portfolio. We intend to commence marketing our software offering in a combined package, and to continue developing our existing platform technologies with a primary business focus on automotive dealerships. A key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

RESULTS OF OPERATIONS

Revenues for the three month period ending August 31, 2003 were $5,612,053, and for the six months of the year to date $9,006,104 compared to $422,903 and $551,385 for the comparable periods in 2002 with the main growth coming from acquisitions in the Data management and aftermarket parts of the business. The revenues were derived from our two operating divisions. We expect that revenues will increase over the coming quarter both organically and from additional acquisitions which we expect to undertake. Our prior history is not indicative or reflective of future revenue performance.

Cost of revenues for the three month period ending were August 31, 2003 $1,038,626 and for the six months year to date $2,731,548 as compared to $30,760 and $ 158,784 for the corresponding periods of fiscal 2002. Our cost of revenues has increased as a result of the increased trading activity and further marketing and developing our products.

Operating expenses for the three month period ending August 31, 2003 were $3,417,906, 60.9% of revenue and for the six months year to date $4,527,459, 50.2% compared to $156,887, 37.1% of revenue and $380,995 , 69.1% of revenue, for the corresponding periods for fiscal 2002. The relative decrease in our operating expenses is attributable to increased revenues and our efforts to implement cost reduction measures to increase profitability, including downsizing administrative personnel and introducing centralized buying for our subsidiaries. We expect that our operating expenses will increase in line with revenue growth in the coming quarter.

Post tax profit for the three month period ending August 31, 2003 was $728,424 and for the six months year to date $1,099,885 compared to $ 127,491 and $2,703 for the corresponding periods in fiscal 2002

LIQUIDITY AND CAPITAL RESOURCES

The company commenced private placement of 6% Convertible Preferred Stock on July 18, 2003. As at 31st August 2003, $5,073,720 had been raised. The company does not currently have a working capital line of credit with any financial institution. Future sources of liquidity will be limited by the Company's ability to close planned acquisitions and obtain additional debt or equity funding. At the present, we believe that our liquidity requirements will be met by the revenues drawn through our operations and Private Placement referred to above. Our liquidity may be negatively affected in the event we are not able to continue to be profitable as a result of any sudden or unexpected increases in expenses or sudden or unexpected decreases in revenues.

We also intend to attempt to raise additional capital from public or private placements to investors of our common stock and/or convertible debentures. However, there can be no assurance that we will be able to obtain capital from a placement of our common stock or whether the funds required by the Company will enable us to further develop our operations. Additionally, there is no guarantee that we will be able to raise capital on terms and conditions which are acceptable to us. The inability to raise additional capital may limit our growth.


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

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, located primarily in the UK, which accounted for approximately 100% of net sales and revenues for the three months ended August 31, 2003. In the conduct of its foreign operations the company has inter-company sales, charges and loans between the U.S. parent and its foreign subsidiaries and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At October 20, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at October 20, 2003, management believes that a change in currency rates could have an effect on the company's future financial statements.

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

ITEM 2. CHANGES IN SECURITIES

The instruments defining the rights of the holders of any class of common stock have been modified by the issue of 6% Convertible Preferred Stock - Series A-1 and A-2 which has a dividend and liquidation preference ahead of the holders of Common Stock. See 8K exhibit filed August 21, 2003 which is hereby incorporated by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of any principal, interest, sinking or purchase fund installment.

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

(a) Form 8K/A filed August 11, 2003 Form 8K filed August 11, 2003 Form 8K filed August 21, 2003

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





                         /s/ Auto Data Network Inc.
                        Christopher Glover, President

                            Dated: October 20, 2003




                         /s/ Auto Data Network Inc.
                    Lee Cole, Principal Accounting Officer

                            Dated: October 20, 2003



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





Date:  October 20, 2003                  /s/Christopher R Glover

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





Date:  October 20, 2003         /s/ Lee J Cole
                             ----------------------------
                             Lee J Cole



                         (Principal Accounting Officer)