Form 10QSB
period 2003-11-30
AUTO DATA NETWORK
filed 2004-01-20
CIK 1029762

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2003

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

                                 YES [X] NO [ ]

As of January 19, 2004 the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock 17,610,789

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

                         PART I - FINANCIAL INFORMATION

                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET


                                   As Of                 As Of
                             November 30,2003       February 28,2003
                                (Unaudited)            (Audited)
                               ---------------      --------------
ASSETS
Current Assets
Cash and equivalents              $8,584,760            $722,961
Accounts Receivable                6,116,321             867,106
Other accounts receivable            846,215                   0
Prepaid expenses                     194,505               1,194
Inventories                          316,380                   0
                                  ----------           ----------
 Total Current Assets             16,058,181          $1,591,261

Accounts receivable due after more
 than one year
 Other accounts receivable         2,002,898                   0

Fixed Assets less accumulated
depreciation                     $   470,855          $   54,159
Intangibles                        9,061,064           7,498,181
Goodwill                           7,473,108                   0
                                 -----------           ----------
 TOTAL ASSETS                    $35,066,106          $9,143,601

LIABILITIES
Current Liabilities
 Accounts Payable                  4,572,844          $1,451,366
 Accrued Expenses and sundry
 accounts payable                    537,945             279,683
 Short-Term Loans                     24,677              22,583
 Short Bank Borrowing                446,457             289,744
 Other current liabilities           826,753                   0
                                  -----------         ----------
 Total Current Liabilities        $ 6,408,676         $2,043,376
Other Liabilities
 Accrued Tax                               0             488,000
 Taxation payable                  1,244,217                   0
 Value added tax                     828,119                   0
 Long Term Liabilities & Deferred
 Income                            1,117,058                   0
                                 -----------           ----------
Total Liabilities                $ 9,598,070          $2,531,376

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value,
 Authorized 50,000.000 Shares;
 Issued and Outstanding
 14,839,850 Shares                    14,840              11,590
Preferred Stock 5,328,300 $.001
Par value issued and outstanding       5,328
Additional Paid in Capital        23,953,550           7,214,749
Accumulated Other Income             169,433              61,827


Accumulated Surplus/Deficit        1,324,885            (675,941)
                                 -----------          ----------
Total Stockholders' Equity       $25,468,036          $6,612,225
                                 -----------          ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $35,066,106          $9,143,601
                                 ===========          ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                          Three months Ending                    Nine months Ending
                                              November 30,                         November 30,
                                              (Unaudited)                          (Unaudited)
                                            2003        2002                   2003          2002
                                       -----------------------              ------------------------
Revenue                                $  6,218,593    474,715             $15,095,548    1,026,100
Cost of Revenue                           1,359,507    191,747               4,062,729      351,531
                                       -----------------------               ----------------------
Gross Margin                              4,859,086    282,968              11,032,819      674,569

Operating Expenses
Personnel                                 1,986,895          0               3,772,629            0
Sales & Marketing                            16,252     15,271                 159,477       35,300
General & Administrative                  1,533,481     50,393               3,831,989      401,652
Depreciation and Amortization               118,939      6,400                 337,188       16,107
                                      -------------------------             -----------------------
Total Operating Expenses                  3,655,567     72,064               8,101,283      453,059

Net Operating Profit/Loss                 1,203,519    210,904               2,931,536      221,510
Interest Expense                            (18,635)    (6,021)                (73,213)     (12,268)
                                      -------------------------             -----------------------
NET PROFIT/LOSS FROM
TRADING                                   1,184,884    204,883               2,858,323      209,242

Net Profit/Loss before tax                1,184,884    204,883               2,858,323      209,232
Provision for Taxation                      355,465     87,552                 857,497      192,129
                                      -------------------------             -----------------------
Net Profit after Tax                        829,419    117,331               2,000,826       17,113

Net Profit Per Share                          0.057       0.01                  0.137        0.001

Weighted average
Number of Shares
Outstanding                              14,614,850  11,552,298              14,389,850   11,552,289

The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                November 30, 2003



                                  For the 3 mos       For the 3 mos
                                      Ended               Ended
                               November 30, 2003    November 30, 2002
                                   (Unaudited)        (Unaudited)
                               -------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                    $829,419           $117,291

Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                            118,939               6,440
 Other Non cash changes
 Changes in Assets, Liabilities
  Accounts receivable                (572,784)
  Other current assets             (1,701,617)
  Tangible assets                    (164,236)
  Accounts Payable                    260,459
  Accrued Expenses                    (12,101)
Other Non current liabilities       1,478,215           (112,174)
                                  -------------        -------------
Total adjustments                    (593,125)          (105,734)

Net Cash Provided/(Used in)
Operations                            236,294             11,557


CASH FLOWS FROM INVESTING
ACTIVITIES:



Acquisition of subsidiaries       (1,401,420)                  0
Investing Activities                        0                  0
Net cash used in investing
Activities                        (1,401,420)                  0



CASH FLOWS FROM FINANCING
ACTIVITIES:




New Share issue - Common stock            450                  0
New Share issue - Preferred stock       3,298
Additional Paid-in Capital          6,469,669                  0
Effect of Exchange rates on cash      344,880                  0
Other non cash changes                      0                  0
                                    ----------         ---------
                                    6,818,297                  0
Net Change in Cash and
Equivalents                         5,653,171             11,557

Cash and Cash Equivalents at
Beginning of Period                 2,485,132              1,670
                                   ----------          ---------
Cash and Cash Equivalents at
End of Period                      $8,138,303             13,227
Bank overdraft                       (446,457)
Supplemental disclosure of cash flow
Information
Interest paid                          25,291




The accompanying notes and accountants report are an integral part of these financial statements

                             AUTO DATA NETWORK INC.
                          Notes to Financial Statements
                                November 30, 2003


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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2003 compared with the same period in the previous year are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended February 28, 2003.

NOTE 2. LIQUIDITY

The Company made post tax profit of $514,648 in the year ended February 28, 2003 compared to $2,000,826 in the nine months to November 30,2003 and it is anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future

As a result, the Company has from time of inception to November 30, 2003 made a net profit from operations of $1,324,885.

NOTE 3. STOCK TRANSACTIONS

On April 23, 2003 the company issued 2,000,000 (two million) shares of restricted Common stock in part satisfaction of the purchase consideration of MAM Software Limited. The balance of the consideration is to be paid before the financial year end.

The company commenced a private placement of 6% Convertible Preferred Stock on July 18, 2003. This private placement finally closed on November 3, 2003 during which the company had sold an aggregate total of 5,328,300 shares of preferred stock, 500,000 were Series A-1 Convertible Promissory Note Preferred Stock and 4,828,000 were Series A-2 Preferred Stock. All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of these preferred shares for $2.50 per share. Each of these preferred shares is currently convertible into two (2) shares of our common stock. In addition to selling those shares, we issued warrants to purchase up to 1,331,000 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.25 per share. The registration statement for the offering became effective on November 21, 2003 pursuant to the SEC's acceptance of the company's SB-2 filing made on November 6, 2003. The estimated net proceeds from this private placement of Convertible Preferred Stock are $11,120,750.

NOTE 4. ISSUED SHARE CAPITAL

                                                                                Shares             Value
                                                                                ------             -----
Issued Common Stock, $0.001 par value, at fiscal year end February 28, 2003    11,589,850            11,590
Stock issued for acquisition of Automatrix                                        190,000               190
Stock issued for the acquisition of MAM Software Limited                        2,000,000         $   2,000
Stock issued to consultants August 11,2003                                        610,000               610
Stock issued to consultants                                                       450,000               450
Total Issued common stock  as of November 30, 2003                             14,839,850         $  14,839

Preferred stock issued as of November 30, 2003                                  5,328,300             5,328

Total Stock issued                                                             20,168,150         $  20,168


ADDITIONAL CONTRIBUTED CAPITAL


Additional contributed capital at fiscal year end February 28 2003                              $ 7,214,749

Acquisition of MAM Software Limited                                                               3,998,000
Acquisition of Automatrix Limited                                                                   341,810
Shares issued to consultants                                                                      1,324,390
Preferred stock issued                                                                           11,074,601

Total                                                                                            23,953,550

The company  lists its Common  Stock on the OTC Bulletin  Board market  (OTCBB -
ADNW). Authorised Common stock is 50,000,000 at $0.001 par value and authorized Preferred stock is 25,000,000 at $0.001 par value

NOTE 5. CONSOLIDATION

The company owns 100% of the equity of all its subsidiaries and the Financial Statements incorporate consolidation of all companies in the group.

NOTE 6. DEPRECIATION POLICY AND ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

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

On August 13, 2003 the company announced an agreeement with CarParts Technologies, Inc. (CarParts) is a leading provider of software systems to the automotive aftermarket supply chain. Over 3,000 customers, including leading automotive aftermarket outlets, tier 1 manufacturers, program groups, warehouse distributors, tire and service chains and independent installers across all 50 U.S. states and Canada, rely on CarParts software.

Under the terms of the agreement, Auto Data Network has provided a loan of $2 million to fund the continued growth of the company. ADNW will also acquire CarParts Technologies on a pre-determined formula at the end of 2005.

CarParts  has  developed  the  world's  first  application  suite  that puts the
Internet inside its VAST point-of-sale (POS) and back office (DirectStep) automotive aftermarket systems. CarParts has created an industry-specific private trading network, OpenWebs(TM) Intelligent Trading Network, with in-built, secure trading and accounting functionality that lets members buy from, and sell to, any other partner on the network - distributors, manufacturers, even other dealers. Since everyone is connected under trading rules, members can confirm sales to their own customers based on accurate information and reduce their inventory. CarParts' OpenWebs(TM) Intelligent Trading Network integrates with existing industry systems from a standard Microsoft based platform resulting in lower customer installation costs and minimal user training requirements.

Using OpenWebs(TM), CarParts has also deployed a leading tire-industry ERP application, Tradera, with advanced tire functionality, tire adjustment warranty tracking, volume bonus accruals and integration with retread software. Computer-to-computer connectivity with leading tire manufacturers provides accurate real-time product information to assist dealerships and repair centres in managing and extending their relationship with customers

We market our products to vehicle and parts manufacturers, dealers, consumers and related industry participants, including financial institutions, insurance providers and fleet owners. Our core product offering revolves around three functions: (1) our ability to link the often incompatible systems and data structures of the various participants in the industry into one unified information platform, (2) our ability to assemble and provide relevant, actionable data in real-time to our subscribers, and (3) our breadth of services and product offering designed to facilitate and increase efficiencies using the data we provide to facilitate sales of new and used vehicles, parts and accessories, and various services such as finance, insurance and vehicle servicing.

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

The company commenced a private placement of 6% Convertible Preferred Stock on July 18, 2003. This private placement finally closed on November 3, 2003 during which the company had sold an aggregate total of 5,328,300 shares of preferred stock, 500,000 were Series A-1 Convertible Promissory Note Preferred Stock and 4,828,300 were Series A-2 Preferred Stock. All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of these preferred shares for $2.50 per share. Each of these preferred shares is currently convertible into two (2) shares of our common stock.

In addition to selling those shares, we issued warrants to purchase up to 1,331,000 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.25 per share. The registration statement for the offering became effective on November 21, 2003 pursuant to the SEC's acceptance of the company's SB-2 filing made on November 6, 2003. The estimated net proceeds from this private placement of Convertible Preferred Stock are $11,120,750.

RESULTS OF OPERATIONS

Revenues for the three month period ending November 30, 2003 were $6,218,593, and for the nine months of the year to date $15,095,548 compared to $474,715 and $1,026,100 for the comparable periods in 2002 with the main growth coming from acquisitions in the Data management and aftermarket parts of the business. The revenues were derived from our two operating divisions. We expect that revenues will increase over the coming quarter both organically and from additional acquisitions which we expect to undertake. Our prior history is not indicative or reflective of future revenue performance.

Cost of revenues for the three month period ending November, 2003 were $1,359,507 and for the nine months year to date $4,062,729 as compared to $191,747 and $351,531 for the corresponding periods of fiscal 2002. Our cost of revenues has increased as a result of the increased trading activity and further marketing and developing our products.

Operating expenses for the three month period ending November 30, 2003 were $3,655,567, 58.8% of revenue and for the nine months year to date $8,101,283, 53.7% of revenue compared to $72,064, 15.2% of revenue and $453,059, 44.2% of revenue, for the corresponding periods for fiscal 2002. The relative increase in operating expenses on the comparable period reflects the acquisitions the company made during the current fiscal year. We expect that our operating expenses will increase in line with revenue growth in the coming quarter.

Post tax profit for the three month period ending November 30, 2003 was $829,419 and for the nine months year to date $2,000,826 compared to $117,331 and $17,113 for the corresponding periods in fiscal 2002

LIQUIDITY AND CAPITAL RESOURCES

The company commenced a private placement of 6% Convertible Preferred Stock on July 18, 2003. This private placement finally closed on November 3, 2003 during which the company had sold an aggregate total of 5,328,300 shares of preferred stock, 500,000 were Series A-1 Convertible Promissory Note Preferred Stock and 4,828,000 were Series A-2 Preferred Stock. All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of these preferred shares for $2.50 per share. Each of these preferred shares is currently convertible into two (2) shares of our common stock. In addition to selling those shares, we issued warrants to purchase up to 1,331,000 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.25 per share. The registration statement for the offering became effective on November 21, 2003 pursuant to the SEC's acceptance of the company's SB-2 filing made on November 6, 2003. The estimated net proceeds from this private placement of Convertible Preferred Stock are $11,120,750. The company does not currently have a working capital line of credit with any financial institution. Future sources of liquidity will be limited by the Company's ability to close planned acquisitions and obtain additional debt or equity funding. At the present, we believe that our liquidity requirements will be met by the revenues drawn through our operations and Private Placement referred to above. Our liquidity may be negatively affected in the event we are not able to continue to be profitable as a result of any sudden or unexpected increases in expenses or sudden or unexpected decreases in revenues.

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

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, located primarily in the UK, which accounted for approximately 100% of net sales and revenues for the three months ended November 30, 2003. In the conduct of its foreign operations the company has inter-company sales, charges and loans between the U.S. parent and its foreign subsidiaries and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 2003, management believes that a change in currency rates could have an effect on the company's future financial statements.

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

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8K/A filed August 11, 2003 Form 8K filed August 11, 2003 Form 8K filed August 21, 2003, Form 8K/A filed November 5, 2003 and Form 8K filed November 5, 2003.

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





                                /s/ Auto Data Network Inc.
                                Christopher Glover, President

                                Dated: January 15, 2004




                                /s/ Auto Data Network Inc.
                                Lee Cole, Principal Accounting Officer

                                Dated: January 15, 2004

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





Date:  January 15, 2004                 /s/Christopher R Glover
                                        ----------------------------
                                        Christopher R Glover
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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





Date:  January 15, 2004                 /s/ Lee J Cole
                                        ----------------------------
                                        Lee J Cole
                                        (Principal Accounting Officer)