Form 10KSB
period 2004-02-29
AUTO DATA NETWORK
filed 2004-06-03
CIK 1029762

UNITED STATES

                         SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

           [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year end February 29, 2004

                             AUTO DATA NETWORK, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3944580
      ----------------------                        ------------------
      State of Incorporation                        IRS Employer ID No.


  5 Century Place,
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

                                 Yes [X] No [_]

As of May 20, 2004, the following shares of the Registrant's common stock were issued and outstanding:

Voting common stock   28,188,762

INDEX

Item 1   DESCRIPTION OF BUSINESS

Item 2.  DESCRIPTION OF PROPERTIES

Item 3.  LEGAL PROCEEDINGS

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

SIGNATURES

ITEM 1.  DESCRIPTION OF BUSINESS

Auto Data Network Inc., ("ADN") is a group of companies which provide software products and services to the automotive industry. The company's primary market is automotive dealerships, of which there are approximately 78,000 in North America and 92,000 in Europe, representing a $15 billion market for related software and services. The company offers a suite of software products that provides an integrated solution to all operational aspects of an automotive dealership. This allows dealerships to operate their businesses more efficiently and achieve considerable cost savings. The suite of software is easily deployed and provides solutions to increasingly valuable and important areas of a dealership business, such as aftermarket and finance, which generate 48% of a dealership's profits from 12% of overall revenues, and 35% of profits from 2% of revenues respectively.

The company's software is designed and retailed in a modular frame-work. This allows dealerships to select the software products and services most suited to their current business needs. This frame-work approach ensures that each software module can communicate with the next, and so critical business information can be shared in real-time. Moreover, this integration creates an information platform across all businesses which use ADN software, allowing each participant to benefit from relevant, real-time data related to the purchase and sale of motor vehicles, automotive parts and related services in specific markets.

The company's customers are able to generate new sales, operate more cost efficiently, accelerate inventory turns and maintain stronger relationships with suppliers and customers. From its four principal subsidiaries, the company generates sales from two product segments; aftermarket service products and information services. These two segments supply real-time, transactional services to manufacturers, dealerships and consumers, producing industry-wide revenue generation, communication, and information collection and collaboration.

ADN's executive team has extensive operating experience, and has delivered to its strategic roadmap through establishing strong relationships with leading participants in the British, European and North American automotive industry. The company's strategy has been developed to reinforce and increase market share by leveraging existing relationships in different automotive distribution channels and providing a broad range of solutions, information and service offerings.

This strategy is supported by the objectives of the management;

      o     To accomplish and capitalize on industry integration; and

      o To deliver and expand our offering of information and solutions to our subscribers.

Since inception, the company has acquired eight separate businesses in these areas and developed two internally. The key to the successful integration of various industry infrastructures will be the creation and maintenance of an information architecture designed to ensure that all data that is captured is evaluated, structured and repackaged in a suitable, value-added format for resale.

ADN plans to expand its service offering. Revenues will increasingly be generated through subscriptions to our services and information products and transaction fees. The company intends to increase the depth of information services offered to customers, in order that the specific data needs of industry participants can best served. This will widen the potential customer base and provide the company the opportunity to increase access charges as the service offering becomes more differentiated.

INFORMATION SUPPORT AND SERVICES

As a software and information services company, the company's integrated product, service, training and technology solutions enable automotive retailers and other companies in their supply chain to manage their businesses profitably and serve their customers efficiently.

OUR MARKETPLACE

The sales, distribution, servicing and after-market industry for motor vehicles is large and represents $1.7 trillion of economic activity in North America alone. The market is hungry for change and the introduction of new products and services which make conducting business more efficient and offer new opportunities for revenue generation. Technologies such as the Internet, broadband data transmission, wireless and handheld digital devices are creating entirely new ways to share information and conduct business in the automotive retailing marketplace.

CONSUMERS are armed with more information than ever before. They clearly expect an improved experience at the point of sale, whether they enter the physical bricks and mortar of an automotive retailer or make their purchase through the click of a mouse.

CAR MANUFACTURERS continually need to reduce the cost of distribution they strive to create build-to-order manufacturing strategies that will deliver the vehicles to match consumer requirements. They want to free up capital and inventory and improve customer service.

AUTOMOTIVE RETAILERS want to know more about the consumer and to do a better job of marketing their products to them. Improved access to actionable data about their customers will help them establish long-term relationships through sophisticated CRM programs. They need to better integrate their physical and online retailing strategies to create a strong brand. They want to improve the vehicle-shopping, purchase and service experience while improving efficiency and profitability.

Allied products and services providers-like financial institutions, insurance companies, collision repair facilities and transport and vehicle divisions want to lower costs, streamline processes and provide more value for the consumer by better sharing of data and integrating services.

The transformation of the automotive industry is underway. ADN intend to capitalize on this transformation and lead the market in the provision of solutions and award-winning software.

In the U.K. alone the automotive industry is a substantial revenue-generating sector of the economy, with thousands of participating businesses. More than 2.5 million new vehicles were registered in 2003 in the UK market, with a sales value of over $75 billion, as reported by The Society of Motor Manufacturers and Traders Ltd. ("SMMT"). In addition, there were approximately 6.7 million used vehicle sales in 2000, worth over $65 billion annually, according to SMMT. This same source states that additional incremental sales of insurance, spare parts and other auto related products created a total U.K. market in excess of $160 billion in 2000. Of the new vehicle sales each year, SMMT estimates that over 50% are sold to the fleet, leasing and rental markets. Over 30 different manufacturers compete in this market, through approximately 7,500 franchised retailers (31,000 outlets in total).

The retail automotive industry as a whole, though a multi-billion dollar industry, is characterized by disconnected businesses which inhibits the collection and utilization of critical transaction-related information. There has been significant consolidation among manufacturers, but the dealer networks, which serve as the primary means for distribution of products, tend to be entrepreneurial and highly fragmented.

The absence of efficient information exchange makes the industry unwieldy, unresponsive to market changes and operationally inefficient. Many of the business units can be compared to islands of information: disconnected from their immediate partners, within what we view as the three primary industry channels - manufacturers, retailers and consumers. Linkage between different channels is limited due to antiquated software systems with no common technology platforms or information infrastructure. These barriers to information supply and analysis increase inefficiencies throughout the industry. Without a system that facilitates compatibility these inefficiencies will only be exacerbated as the industry's reliance on technology grows.

In Europe recent changes in retail automotive distribution legislation has created an environment for consolidation in the market. Traditionally, retailers specialized in one geographic market with one franchise. To gain economies retail operations have begun to consolidate with many companies running multi-franchised sales and service organizations requiring more sophisticated software solution s to support and operate their business.

The company believes that the industry suffers from similar problems in Europe and in the U.S. The impact of global competitive pressures are forcing the automotive industry to reduce margins and look for areas where efficiencies can be improved and new revenue streams located and utilised. A need exists to build a universal network through which the automotive industry can communicate and conduct business.

OUR STRATEGY

The company's strategy is to build upon its existing business by acquiring Dealer Management System ("DMS") providers, the traditional software providers to dealerships, and additional support services to create a consolidated dealership solution. ADN will only acquire profitable businesses that are accretive to both the company's earnings per share and overall product offering. Core to the company's strategy is to provide customers with cost savings and new revenue opportunities through access to consolidated data and historic vehicle information.

DESCRIPTIONS OF BUSINESS

Listed below is a description of each of the main operating entities within the group:

MAM SOFTWARE LTD

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

PRODUCTS AND SERVICES.
MAM currently offers the following comprehensive data and information services, integrative services and database products:

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

COUNTY SERVICES AND PRODUCTS LTD

County has initially developed nine products both in warranty and insurance based services, which have enabled it to amass a large database containing car buying trends and customer choices which have been built up over the last ten years. It also has a very strong liaison with all the major insurance underwriters assisting it to develop further products and being able to resell the data to the underwriters.

Vehicle insurance is a lucrative sales opportunity for automotive dealerships. For a typical dealership, insurance, when taken with financial services, contributes 35% of profits from just 2% of revenues.

County provides dealership solutions that are fully compliant with newly introduced legislation by the European Union to regulate the selling of insurance products. Under these new regulations, dealerships wishing to sell insurance products to their customers must be registered with, and authorised by, the Financial Services Authority.

To assist customers in adhering to these legislative changes, County's services include comprehensive compliance and training. Furthermore, the services provide access to an extensive range of motor insurance products, which allow dealership customers to select and cost from a wider range of packages.

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

AVENIDA TECHNOLOGIES LIMITED

Auto Data Network Inc acquired Avenida, a provider of software and real time data services to the automotive industry on 1st September 2003.

Avenida , based in Coventry UK, develops software to address the most pressing challenges of the automotive industry - issues such as the coordination of activities between manufacturers and dealers, information exchange between suppliers and manufacturer, reducing costs to stay competitive and increasing customer retention. Avenida software accelerates the flow of information throughout an organization by removing the barriers between applications, data stores and network platforms, so increasing its efficiency. Furthermore, Avenida takes these benefits outside the enterprise by pushing its technology boundaries to include selected trading partners and customers. Avenida reduces data-management costs while ensuring data is accurate and up-to-date, regardless of its location.

Avenida's software connects existing, legacy systems to those of trading partners using the latest XML standards and 'rules based' processing. Using Avenida, businesses benefit from the centralization and sharing of the critical business services, processes, messages, and vocabularies that make up the transactions exchanged between trading partners. Avenida offers an Internet-based solution to reflect the increasingly distributed nature of the automotive industry. Streamlined business information is able to flow between dealerships, manufacturers, aftermarket service providers and other distribution 'value chain' companies. Messaging to exchange customer records, orders, shipment information and other business information, within automotive product configuration and sales systems, is already in use with a number of clients including Land Rover, MG Rover, Ford (NYSE: F), BMW (Frankfurt: BMWG.F), Rolls Royce,

ADN's recently announced release of 'Version 21' software by its subsidiary, MAM Software Inc., will benefit from the rules-based translation technology developed by Avenida. The combination of these two technologies, which utilise new open standards, such as Microsoft's (NASDAQ: MSFT) .NET initiative and XML, will provide integration services that universally connect automotive applications, data stores and network platforms--even across technical and organizational boundaries--and enable those resources to work together within one framework. This provides a foundation from which automotive companies, and their trading partners, are able to leverage existing information assets from a portfolio of Internet-based applications.

ALL CARS LTD.

Allcars.com is an interactive Web site designed to allow UK dealers to market used cars to the consumer. Effectively, it operates as a vehicle locator for the consumer. In 2002, with the benefit of trials and marketing tests, the site was up graded with more services and easier navigation and interaction. After the relaunch of this new version there are currently in excess of 2,000 dealers marketing on the Web site.

On the 19th March 2002 ADN, Inc purchased E-com Multi Limited from E-com Multi Pty Limited of Australia. Kerridge Computer Co Ltd had previous sold a five year license of its Autosell auction software package and its respective goodwill and business to E-com Multi Limited of England the license remains unaffected by the change of ownership. We intend to fully integrated Kerridge's dealer management system data into our Network as this system integrates with the major dealership computer systems and will allow us to access more data that we can repackage and resell

PRODUCTS AND SERVICES. The Web site provides dealerships and prospective buyers with access to information concerning used vehicle locations, automotive-related products, such as insurance, warranty, finance and vehicle accessories, generates visibility for our dealership subscribers' inventories and increases traffic to dealership and supplier Web sites. AllCars' alliances with dealer management systems providers allows us to provide automatic uploads of available vehicles from dealer servers directly onto the site, relieving dealers of the administrative burden of updating this content. We believe this data extraction service gives us a competitive edge over other sites that do not offer this feature.

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

The autoauction information service is also provided for the location of vehicles offered for sale by all subscribing dealers. The subscribing dealers utilize this proprietary network to locate and purchase vehicles to fit specific customer requirements. The information services offers a huge virtual stock of used vehicles at no extra cost so that the sales opportunities are maximized for both the retailer and stockholding dealer

The Allcars Retail information service also enables consumers to locate their ideal vehicle by visiting their local dealer and using our online portal. This is an innovative and highly successful vehicle retailing services that allows the consumer unlimited choice of vehicles to purchase by detailing the type of vehicle and style options required, instead of by brand name. The vehicles that meet the consumers requested options together with location and cost are then displayed to the dealer. The suite guides the consumer to the most appropriate vehicle and immediately allowing the dealership to satisfy the request by the connection to Auto Auctions and Orbit Data Interchange.

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

IFACT LIMITED

In January, 2004 the Company completed the acquisition of IFact, Ltd. IFAct Ltd delivers effective and viable long-term solutions that focus on the regulatory requirements of the General Insurance Standards Council. IFAct is one of the leading compliance consultancy practices in the United Kingdom specialising in providing expertise and support solutions on FSA regulation and compliance, and is one of a series of targeted acquisitions being made by Auto Data to extend its range of specialist services to dealership customers.

INVESTMENT IN CARPARTS TECHNOLOGIES, INC

On July 29, 2003 the company announced the completion of a strategic investment in CarParts Technologies, Inc..

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

Subsequent to the Year end ADN has made the following acquisitions and investments:

INVESTMENT IN DCS AUTOMOTIVE LIMITED

On March 15, 2004, ADN announced that it has invested $11 million in DCS Automotive, Europe's largest dealer management system (DMS) provider and a division of DCS Group, PLC., for a one-third equity interest. DCS Automotive is European leader in the provision of IT business solutions to the automotive retail sector in Europe. Established in 1976, DCS Automotive has evolved from a supplier of dealer management systems and now specializes in flexible, connective technologies and services designed exclusively for the automotive industry. Under the terms of the investment, ADN has the right to purchase the remaining two-thirds equity interest in DCS Automotive upon the completion of certain financial performance criterion by DCS. Revenues from DCS' existing business are projected to reach $60 million this year. Upon the exercising of ADN's right to purchase the remaining two thirds of DCS Automotive, Stephen Yapp, CEO of DCS Automotive's parent DCS Group plc, will join ADN's board of directors. DCS Automotive has offices in the UK, France, Germany, Spain, Switzerland and Asia, as well as agents and representations throughout the rest of the world. Its customers include the world's leading manufacturers, distributors and retail motor groups, including Renault, Volkswagen, BMW and leading distributor groups across Europe.

MMI AUTOMOTIVE LIMITED

On March 18, 2004 ADN, announced the completion of its purchase of MMI-Automotive Limited (MMI), a leading provider of business management and marketing systems for the United Kingdom and European automotive industry. MMI, founded in 1981, is a leader in Microsoft Windows(R) based dealer management systems (DMS) and customer relations marketing systems (CRM) for both automotive dealers and manufacturers. MMI's products include Automate DMS, a real-time dealer management system designed for automotive dealerships and dealer groups - endorsed by several major automobile manufacturers; Target CRM, a system to help dealerships, dealer groups and manufacturers generate more revenue through the strategic management of customer relationships; Target CCRM, a centralized customer relationship management system for multi-site or multi-franchise dealers; and TimePro, a time recording and management system. MMI also offers design and consultancy services for dealer websites and product development. MMI's software provides a comprehensive dealer management system inclusive of vehicle and parts sales, inventory management, service management and records, accounting systems, as well as manufacturer links. Its fully integrated customer relations management system provides an information and marketing framework designed to maximize profitability, effectiveness and customer loyalty.

FACILITIES

The company's corporate headquarters are located at 5 Century Place, Lamberts Road, Tunbridge Wells, Kent TN2 3EH, United Kingdom. ADN also has offices at 712 Fifth Avenue 19th Floor New York NY10019 and in London at 32 Haymarket, London SW1Y 4TP. The company occupies approximately 1500 square feet on one floor at its corporate headquarters, which is leased, approximately 300 square feet on one floor in the New York office, and approximately 600 square feet on one floor at the London office.

HISTORY OF THE COMPANY

Auto Data Network Inc ("the Company") was formed as a Delaware corporation on November 6, 1996 under the name Medic Media Inc. On March 30, 1999, Medic Media changed its name to AMAC Inc.

AMAC Inc, had been engaged in the development and manufacture of amphibious vehicles, but the market demand did not materialize and the company decided to change direction and pursue a different strategy for returning value to shareholders

On October 2, 2001 the Company acquired all of the outstanding shares of Europortal Inc T/A AutoData Group ("ADG") in exchange for the sale of 95% of the outstanding shares of the Company to the former stockholders of ADG. The remaining 5% equity being retained by existing AMAC stockholders. The effect of this transaction was a change of control of the Company, ceding corporate control to the former stockholders of ADG. In acquiring ADG the Company became the owner of Auto Data Network (UK) Ltd., formerly All Group Holdings Ltd., a UK holding company.

On October 4, 2001 the Company changed its name to Auto Data Network Inc.

On March 19, 2002, the Company acquired Orbit Auto Data Network Ltd., formerly E-com Multi (UK) Ltd for 90211 of the company's shares of common stock, valuing the transaction at $285,000.

On August 3, 2002 the Company acquired all the issued share capital of Hilsten Resources Limited, trading as County Products and Services and committed to issue 800,000 of the Company's common stock to the former shareholders of Hilsten Resources Limited . The transaction is valued at $3,400,000 at the market price of the Company's shares as of the completion date. The consideration is payable in two tranches, 300,000 shares at the end of fiscal year 2003 and a further 500,000 shares at the end of fiscal year 2004

On January 21, 2003, Auto Data Network acquired all of the outstanding shares of stock of AutoMatrix UK Limited, ("Automatrix"), a company registered in England. Established in 1999, Automatrix is an automotive retailer software solution that is based in north eastern England and has subsequently changed its name to AllCars Retail Limited . The agreement provides for a cash payment of $80,000 and 190,000 shares of common stock to the former shareholders of Automatrix valuing the transaction at $422,0000

On April 23,2003 a Share Sale Agreement was completed relating to the acquisition by Auto Data Network of the entire Share Capital of MAM Software Ltd, ("MAM") a company registered in England and based in Sheffield, South Yorkshire. MAM are a systems and software implementation and Development Company with an annual revenue base in excess of $13,000,000 and with 160 employees in five locations in Britain and Ireland and one in California, USA.

On 1st September 2003 a Share Sale Agreement was entered into relating to the acquisition by Auto Data Network of the entire Share Capital of Avenida Technologies

On February 9, 2004 the company announced the completion of agreement to acquire IFACT Ltd one of the leadingcompliance consultancy practices in the United Kingdom specializing in providing expertise and support on FSA regulation and compliance.

COMPETITION

The company has various competitors in the UK and Europe but believes there are few who offer the same breadth of products, and services that it intends to offer. There are a number of individual services and solutions that the company offers and that have specific competitors' products in their respective businesses.

While the market for providing digital products and services for the automotive industry is relatively new, it is rapidly evolving, and it is likely that the All Cars Web site will could face competition in the future. However the company believes that its established products and data will protect it from any immediate threat and give it a competitive advantage from which to develop its product and company strategy. However, existing and potential competitors may develop offerings that are perceived as better than the company's services or otherwise achieve greater market acceptance. The value and unique position of its trade, consumer and data products create a number of elements and markets for ADN and therefore provide numerous revenues and markets to develop or focus on. This multi market strategy provide numerous advantages to ADN

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no significant assets other than those detailed in the accounts.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY AND SHAREHOLDER HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 28, 2004, the Company had 1727 shareholders. The Company's common stock began trading on the OTC Bulletin Board in April 1999 under the trading symbol "UMAC". On October 15, 2001 the symbol changed to "ADNW". Total trading volume of the shares of the Company's common stock has been low since the listing of the shares. The last trade made in the company's shares was $2.88 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                          For the Year         For the Year
                                              Ended                Ended
                                        February 29, 2004    February 28, 2003
                                        -----------------    -----------------
Cash and Cash Items                        $6,282,465             $   3,591
Marketable Securities                               0               719,370
Prepaid Expenses                              335,066                 1,194
Notes and Accounts Receivable                 892,435               867,106
Allowances for doubtful accounts                    0                     0
Inventory                                   2,419,465                     0
Total Current Assets                       22,327,738             1,591,261
Property, plant and equipment               2,344,989                54,159
Other Assets                               21,327,887             7,498,181
Accumulated depreciation                      499,572                     0
Total assets                               46,331,083             9,143,601

Total current liabilities                  13,135,407             2,531,376
Common stock                                   23,602                11,590
Other stockholders' equity                 28,049,231             7,214,749
Total Liabilities and
 Stockholders' equity                      46,331,083             9,143,601
Total Revenues                             25,330,056             1,772,996
Cost of Tangible Goods Sold                         0               590,193
Total Costs and Expenses applicable        12,839,838               313,528
    To sales and revenues
Provision for doubtful accounts                     0                     0
Income before taxes
    and other items                         4,432,315               846,711
Income/loss continuing
    operations                              4,432,315               846,711
Goodwill write off                                  0                     0
Income tax expenses                           644,034               332,063
Net Income or loss                          3,649,527               514,648

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's results of operations and financial condition. The discussion should be read together with our audited consolidated financial statements and notes included under Item 7 in this annual report on Form 10-KSB, which consolidated financial statements are presented beginning at page F-1, for further details.

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

MANAGEMENT DISCUSSION

The company's principal business purpose is to create a group of automotive software companies providing real time data and transactional services to the automotive industry. Services are integrated onto a single transaction platform and data network. The platform provides an integrated communications channel that allows all automotive industry participants to transact with each other and within a single, secure environment.

The company has invested substantial funds developing its technology platform since inception and will now commercialise this platform via an acquired customer base.

The company completed the acquisition of MAM Software Limited on April 23rd, 2003. MAM creates and markets software products and is currently the leading supplier of software applications for parts and accessories to the automotive industry factors, distributors, and retailers in the UK based upon an industry wide comparison of suppliers' sales figures over the last 3 years.

In January 2004, the company completed the acquisition of IFACT Ltd one of the leading compliance consultancy practices in the United Kingdom specializing in providing expertise and support on FSA regulation and compliance.

Avenida Technologies Limited, based in Coventry, UK, was acquired on 1st September, 2003 The company develops software to address the most pressing challenges of the automotive industry - issues such as the coordination of activities between manufacturers and dealers, information exchange between suppliers and manufacturer, reducing costs to stay competitive and increasing customer retention. Avenida software accelerates the flow of information throughout an organization by removing the barriers between applications, data stores and network platforms, so increasing its efficiency. Furthermore, Avenida takes these benefits outside the enterprise by pushing its technology boundaries to include selected trading partners and customers. Avenida reduces data-management costs while ensuring data is accurate and up-to-date, regardless of its location.

RESULTS OF OPERATIONS

In the completed fiscal year the company reported an increase in revenues to $25,330,056, up from $1,772,996 in the previous year, reflecting the continuing impact of our acquisition program.

The company made a net profit of $3,649,527 in the financial year which resulted in a net profit from operations, since the company's inception, of $2,973,586. The company's performance in this year is reflective of its ongoing expansion. It is anticipated that the company will be able to meet its financial obligations through internal net revenue in the foreseeable future.

Total assets have increased to $46,331,083 compared with $9,143,601 in the previous year.

PLAN OF OPERATION

The company is an emerging automotive aftermarket and data management group. ADN has acquired eight companies, since inception, and developed a further two in this field and plan to continue expansion via further strategic acquisitions. The company's products are designed to address information supply chain deficiencies in all three major channels: manufacturer; retailer and consumer, of the industry. Its information platform, which utilises leading technologies, consolidates our service and aftermarket offering within a coherent suite, which is marketed as Orbit. Industry specific information is sold under licensing arrangements to manufacturers and retailers, and to major aftermarket service providers such as insurance companies, fleet management and repair shops. Consumers, on a usage basis, benefit from reliable, consolidated information on which to make educated purchasing decisions.

The company's plans are expedited through strategic alliances with industry leaders. Kerridge, for example, provides access to over 4.500, UK, auto retailers to whom the company is able to sell its suite of services. (MMI) a leading provider of business management and marketing systems for the United Kingdom and European automotive industry.

SUBSEQUENT EVENTS

On March 12, 2004 The company announced the closing of a $ 16.5 million financing round of Series B-1 Preferred stock .

On March 15, 2004 the company announced that it had invested $11million in DCS Automotive, Europe's largest dealer management system provider and a division of DCS Group PLC, for a one third equity interest.

On March 18, 2004 a Share sale agreement was completed to acquire the whole issued share capital of MMI- Automotive Ltd (MMI) a leading provider of business management and marketing systems for the United Kingdom and European automotive industry.

RECENT ACCOUNTING PRONOUNCEMENTS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS, AUTO DATA NETWORK INC.:

I have audited the accompanying balance sheet of Auto Data Network Inc., ("the Company") as of February 29, 2004 and the related Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto Data Network Inc., as of February 29, 2004, and the results of its operations and its cash flows for the year ended February 29, 2004 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

F H Hanson
Arlington, VA
June 3, 2004

         CONSOLIDATED BALANCE SHEET FOR PERIOD ENDING FEBRUARY 29, 2004


                                                    AUTO DATA NETWORK INC.
                                                   As of             As of
                                             February 29 2004  February 28, 2003
                                             ----------------  -----------------
CURRENT ASSETS
     Cash & Cash Equivalents                    $  6,282,465      $    722,961
     Inventory                                     2,419,465                 0
     Prepaid Expenses                                335,066             1,194
     Accounts Receivables                         12,398,307           867,106
     Other Accounts Receivable                       892,435                 0
        Total Current Assets                    $ 22,327,738      $  1,591,261

FIXED ASSETS

        Total Fixed Assets                         2,344,988            54,159

OTHER ASSETS

     Accumulated Development

     And Acquisition Costs                        16,942,003         7,498,181
     TOTAL OTHER ASSETS                            4,716,354         7,498,181
        TOTAL ASSETS                              46,331,083         9,143,601


                      LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

     Accounts Payable                           $  7,025,766      $  1,451,366
     Bank overdraft                                1,109,226           289,744
     Loan Payable                                      8,293            22,583
     Taxation Payable                              1,776,491           488,000
     Accrued Expenses                                659,334           279,683
     Deferred Revenue                                990,108                 0
     Other Current Liabilities                     1,566,189                 0
     Total Current Liabilities                  $ 13,135,407      $  2,531,376

LONG TERM LIABILITIES                           $  2,486,444      $          0

Total Liabilities                               $ 15,621,851      $  2,531,376

STOCKHOLDER'S EQUITY

    Common Stock $0.001 par
    value 50,000,000 shares
    authorized 23,602,000 issued and
    outstanding February 29, 2004               $     23,602            11,590

    Preferred Stock $0.001 par
    Value 25,000,000 shares
    Authorized 2,866,000 issued and
    outstanding February 29, 2004               $      2,866                 0

    Additional Contributed
      Capital                                   $ 28,049,231         7,214,749

    Currency Value Changes                      $   (318,703)           61,827
    Pre-acquisition Reserve                           83,612                 0
    Accumulated Surplus/Deficit                 $  3,649,527          (675,941)
    Retained Earnings B/Fwd                         (780,908)
    Total Stockholders Equity                   $ 30,709,232         6,612,225

Total Liabilities and
    Stockholder's Equity                        $ 46,331,083         9,143,601


The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING FEBRUARY 29, 2004


                                                   As of             As of
                                             February 29 2004  February 28, 2003
                                             ----------------  -----------------
Total Revenue                                  $ 25,330,056      $  1,772,996
Cost of Sales                                     8,057,903           590,193
Gross Profit (Loss)                              17,272,153         1,182,803
Staffing Costs                                    6,329,438           313,528
Total Operating Expenses                         12,839,838         1,081,617
Net Profit/(Loss)                                 4,432,315           101,186
Financing Expenses                                 (138,754)           22,564
Net Profit/(Loss) Before Corporation Tax          4,293,561           846,711
Write off for Goodwill                                    0                 0
Provision for Tax                                  (644,034)         (332,063)
Net Profit/(Loss)                                 3,649,527           514,648
Profit/(Loss) Per Share                               0.194             0.045



The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                       CONSOLIDATED STATEMENT OF CASHFLOWS
                     FOR THE PERIOD ENDING FEBRUARY 29, 2004


                                              For the Year       For the Year
                                                  Ended             Ended
                                           February 29, 2004  February 28, 2003
                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:



Net Profit/(Loss)                             $  3,649,527      $    514,648

Depreciation and amortization                      499,572           144,853
Write off Goodwill                                     -0-               -0-
Net Change in Assets, Liabilities
  Accounts receivable                           (7,394,452)         (772,227)
  Inventory                                       (451,338)              -0-
  Prepaid expenses                                (176,391)            7,300
  Other current assets                            (351,005)          (63,411)
  Other liabilities                                655,505                 0
  Accounts payable                               1,651,607         1,123,481
  Accrued expenses                                 259,996           542,861
  Deferred Income                                  911,617               -0-
  Other current liabilities                       (447,407)           (2,374)
  Interest and Tax Payable                         560,980               -0-
  Total Adjustments                             (4,281,316)          980,483

Net Cash Used in Operating Activities             (631,789)        1,495,131


CASH FLOWS FROM INVESTING ACTIVITIES
                                               (11,010,835)          (56,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Exchange Rate Difference                          (401,880)           61,827
Loans Receivable In Excess of One Year          (2,870,738)              -0-
Increase/Decrease Bank borrowing                  (374,614)          234,319
Other Non-Cash Change (Goodwill)                       -0-        (2,844,106)
New Shares Issue                                    14,878               128
Additional Paid in Capital                      20,834,482         1,831,731
                                              ------------      ------------
  Total                                         17,202,128          (716,101)

Net Change in Cash                               5,559,504           722,947
Cash Beginning Period                              722,961                14
                                              ------------      ------------
Cash at End of Period                            6,282,465           722,961

Bank Overdrafts                                  1,109,226          (289,744)
                                              ------------      ------------
  Total                                       $  5,173,239           433,217
                                              ------------      ------------


The accompanying notes and accountant's report are an integral part of these financial statements.

                             AUTO DATA NETWORK INC.

                         SHAREHOLDERS' EQUITY STATEMENT
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

                                            Common Stock Issued         Preferred        Total          Acc.       Shareholder's
                                          Shares        Par Value         Shares      Paid Capital    Deficit         Equity
                                        -----------    ------------    ------------   ------------  ------------    ------------
Balance as of
April 30, 1998                           10,000,000    $     10,000    $      9,000                 $    (31,450)   $    (12,450)

Shares Cancelled
March 31, 1999                          (10,000,000)        (10,000)

Shares Issued
6.5 to 1 Reverse
Split March 8, 1999                       1,538,461           1,538

Net Loss for
Year Ended 1999                           3,500,000           3,500                                     (133,004)       (150,416)
                                        -----------    ------------    ------------    ----------   ------------    ------------
Balance
Apr. 30, 1999                             5,038,461    $      5,038                    $    9,000   $   (164,454)   $   (150,416)

Net Loss for
Year Ended 2000                                                                                         (126,846)       (277,261)
                                        -----------    ------------    ------------    ----------   ------------    ------------
Balance
Apr. 30, 2000                             5,038,461    $      5,038                    $    9,000   $   (291,300)   $   (277,261)

Net Loss for
Year Ended 2001                                                                                         (143,450)       (420,711)
                                        -----------    ------------    ------------    ----------   ------------    ------------
Balance
Apr. 30, 2001                             5,038,461    $      5,038    $      9,000                 $   (434,750)   $   (420,711)
AMAC Inc                                ===========    ============    ============    ==========   ============    ============

Shares Issued
Sep 28, 2001                              8,333,333    $      8,333                     1,069,855                      1,078,188

Gala Loan Capitalised
25 for 1 Reverse
Split Sep 29, 2001                      (12,836,923)        (12,836)                       12,836

Shares Issued
Oct 16, 2001                              9,500,000    $      9,500                        (9,500)       434,750         434,750

Acquisition of Europortal Inc
Shares Issued
Oct 17, 2001                              1,077,268    $      1,077                     4,038,677                      4,039,754

Loans Capitalised
Shares issued
Feb 15, 2002                                350,000             350                       262,150                        262,500

Consultants
Exchange rate Diffs                                                                                      (30,838)        (30,838)

Net loss for
Year Ended 2002                                                                                       (1,159,752)     (1,159,752)

Balance
February 28, 2002                        11,462,139          11,462                     5,383,018     (1,190,590)      4,203,890



Shares Issued
April 26, 2002                               90,211              90                       383,307                        383,397

Acquisition of E-com Multi Ltd
August 3, 2002                                                                          1,274,700                      1,274,700

Acquisition of Hilsten Resources Ltd
Shares issued December 13, 2002
Consultants                                  37,500              38                        93,712                         93,750

Loans Capitalised                                                                          44,167                         44,167

Currency adjustment                                                                        35,845                         35,845

Exchange rate diff                                                                                        61,827          61,827

Net profit for
Year Ended 2003                                                                                          514,648         514,648

Balance
February 28, 2003                        11,589,850          11,590                     7,214,749       (614,115)      6,612,224


Shares issued April 23, 2003
Acquisition MAM Software UK Ltd           2,000,000           2,000                     3,998,000                      4,000,000

Shares issued June 3, 2003
Acquisition Automatrix Ltd                  190,000             190                       341,810                        342,000

Preference Shares issued
August 11,2003 less placement
Costs                                     2,030,300           2,030                     4,219,109                      4,221,139

Shares issued August 11,2003
Payments to Consultants                     610,000             610                       761,890                        762,500

Preference shares issued
November 30 2003 less placement
Costs                                     3,298,000                            3298     6,853,479                      6,856,777

Shares issued November 30, 2003
Payments to consultants                     450,000             450                       562,050                        562,500

Preference shares converted in
Quarter 4                                 4,925,200      (2,462,600)          2,463                                        2,463

Shares January 15, 2004
Acquisition MAM Software UK
                                          1,454,545           1,455                     3,198,544                      3,199,999

Shares issued January 15, 2004
Acquisition of Avenida                      400,000             400                       899,600                        900,000

Net Profit Year ended
February 29, 2004                                                                       3,649,527                      3,649,527

Exchange Rate Difference                                                                 (135,799)                      (135,799)

Other accumulated income                                                                 (349,692)                      (349,692)
                                        -----------    ------------    ------------    ----------   ------------    ------------

Balance at February 29,2004              21,619,595       2,865,700          24,486    28,049,231      2,549,921      30,623,638


The accompanying notes are an integral part of these financial statement.

                             AUTO DATA NETWORK, INC.

                          Notes to Financial Statements

                     For the Period Ending February 29, 2004

NOTE 1 NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES :

Description of Company: Auto Data Network, Inc. a Delaware corporation is the parent company arising from the merger between the company and the following entities Europortal Inc. Automatrix Ltd., County Services and Products Ltd, E com Multi Ltd its aim is to create a dedicated information network between the UK automotive industry, its consumers and trading partners.

NOTE 2 BASIS OF PRESENTATION: FINANCIAL STATEMENTS ARE PREPARED ON AN ACCRUAL basis of accounting where revenue is recognized when earned and expenses when incurred.

NOTE 3 ACCOUNTS PAYABLE:

As of the date of this report there are no judgments or pending litigation outstanding. However management indicates that alternative funding will be required to satisfy liabilities.

NOTE 4 USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the company will continue as a going concern.

NOTE 5 CONTINGENT LIABILITY:
There are no contingent liabilties

NOTE 6 ACQUISITIONS:

During the fiscal year acquisition agreements have been concluded with Hilsten Resources, Ltd., Automatrix (UK) Ltd., and E-Com Multi (UK) Limited.

NOTE 7 DEPRECIATION POLICY

The Company depreciates its assets over their useful lives on the following basis:- Tangible Assets at 25% per annum of the net book value of the assets. No depreciation is provided in the first 12 months from the date of acquisition of the asset Intangible Assets at 3% per annum but also subject to review of impairment as required by SFAS 144

NOTE 8 FOREIGN CURRENCY:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           Name                             Age   Position Held

           Christopher Glover                58       CEO
           Lee Cole                          43       Director
           Lt. General J.W. Morris (ret)     80       Director



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

Lee Cole has been a director of the Company since 2001. Mr. Cole has been a director of DBP Holdings Ltd. ("DBP") since 1999. From 1995 to 1999, Mr. Cole served as the Managing Director of TEC Capital Group, a venture capital firm.

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

        Name and Address of      Amount and Nature of        Percent
        Beneficial Owner         Beneficial Ownership        of Class
        ----------------         --------------------        --------

        Ci4, Inc.                    5,060,956                17.95%

        Christopher R. Glover        1,517,973                 5.39%

        All Executive Officers       1,517,973                 5.39%
        and directors as a
        group (7 persons)



The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 28,188,762 shares of common stock outstanding on May 20, 2004.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

To the best of Management's knowledge, during the fiscal year ended February 29, 2004 there were no material transactions, or series of similar transactions, except as attached, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 29, 2004, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

To the best of Management's knowledge, during the fiscal years ended February 29, 2004, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Date: June 3, 2004

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

Date: June 3, 2004

 /s/ Lee J. Cole.
-----------------------
     Lee J. Cole
     Chief Financial Officer