Form 10QSB
period 2004-05-31
AUTO DATA NETWORK
filed 2004-07-15
CIK 1029762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2004

                             AUTO DATA NETWORK, INC.

             (Exact name of registrant as specified in its charter)


             Delaware                  000-24609                13-3944580
-------------------------------        ----------          -------------------
(State or other jurisdiction of       (Commission           (I.R.S. Employer
 incorporation or organization)        File No.)           Identification No.)


   5 Century Place, Lamberts Road,
 Tunbridge Wells, Kent, United Kingdom                         TN2 3EH
----------------------------------------                     -----------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code:           011 44 1892 511 566
                                                          -------------------


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes [X]   No [_]


           Class                         Outstanding at July 12, 2004
           -----                        ------------------------------
Common stock, $0.001 par value                     28,540,114

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             AUTO DATA NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                    MAY 31,2004
                                                                   ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $  8,385,740
Inventory                                                             2,714,010
Accounts Receivable                                                   9,663,471
Prepayments and Taxes                                                 1,525,978
Other Accounts Receivable                                             4,212,731
                                                                   ------------
TOTAL CURRENT ASSETS                                               $ 26,501,930
                                                                   ============

OTHER ASSETS
Accounts Receivable after more than one year                          3,515,897
Tangible Fixed Assets                                                 1,349,122
Intangible Assets                                                     1,452,047
Goodwill                                                             22,530,768
Investments                                                          10,958,797

TOTAL ASSETS                                                         66,308,561
                                                                   ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                                               540,076
Other short term loans                                                   38,369
Accounts payable                                                   $  5,942,329
Accrued expenses                                                      1,406,693
Deferred revenue                                                      1,797,641
Other current liabilities                                             1,544,130
Accrued tax                                                           2,210,611
                                                                   ------------
TOTAL CURRENT LIABILITIES                                            13,479,849
                                                                   ------------
LONG TERM LIABILITIES
Deferred income                                                       1,038,443
Other                                                                    13,260

TOTAL LIABILITES                                                     14,531,552
                                                                   ============
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    7,484,000                                                             7,484
Common stock, $.001 par value;
    authorized 50,000,000 shares;
    26,740,114 issued and outstanding                                    26,740
  Additional paid in capital                                         48,084,917
  Retained earnings                                                   2,868,624
  Accumulated other comprehensive loss                                 (324,499)
                                                                   ------------
Current post-acquisition profit                                       1,113,743
TOTAL STOCKHOLDERS' EQUITY                                           51,777,009
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 66,308,561
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS
                                                              ENDED
                                                              MAY 31
                                                   ----------------------------
                                                       2004             2003
                                                   ------------    ------------
REVENUES                                           $ 16,080,235    $  3,322,289

COSTS OF REVENUE                                      9,082,783       1,657,129

GROSS MARGIN                                          6,997,452       1,665,160

OPERATING EXPENSES
Personnel                                             3,105,586         471,951
Sales and Marketing                                     263,458          69,256
General and Admin                                     1,764,487         531,378
Depreciation and Amortisation                           191,340          18,355
TOTAL OPERATING EXPENSES                              5,324,871       1,090,940
                                                   ------------    ------------
NET OPERATING PROFIT                                  1,672,581         574,220
                                                   ============    ============

INTEREST AND FINANCE CHARGES                           (155,623)        (13,906)

FOREIGN EXCHANGE GAIN/(LOSS)                             (5,485)             --
                                                   ------------    ------------
                                                       (161,108)        (13,906)

NET PROFIT BEFORE TAX                                 1,511,473         560,314

PROVISION FOR TAXATION                                  226,721        (205,910)

SHARE OF LOSS IN ASSOCIATE COMPANY                       48,203              --

DIVIDEND TO PREFERENCE SHAREHOLDERS                     122,806              --

NET PROFIT ATTRIBUTABLE TO COMMON STOCKHOLDERS        1,113,743         354,404

PROFIT PER COMMON SHARE,
   BASIC AND DILUTED                               $      0.05         0.03
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  24,369,545      13,552,289
                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended May 31,
                                                         2004           2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                           1,113,743    $   354,404
  Adjustments to reconcile net profit to
  net cash (used) in operating activities
    Depreciation and other non-cash charges              191,340         18,355
    Addback share of losses in associate companies        48,203             --
Changes in operating assets and liabilities
       (Increase)/Decrease in Accounts receivable      3,145,097     (4,775,556)
       (Increase) in Other current assets             (4,588,428)    (1,027,625)
       Increase/(Decrease) in Accounts payable        (1,179,858)     4,797,584
       Increase in Accrued expenses                      659,389        441,728
       Increase in Other current liabilities             488,168      1,204,070
                                                     -----------    -----------

NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES      (122,346)     1,012,960
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of land and buildings           1,241,426             --
    Capital expenditure                                       --       (441,840)
    Payment for purchase of Subsidiaries
        - net of cash acquired                        (5,244,904)    (4,314,556)
    Investment in Associate                          (11,007,000)            --
                                                     -----------    -----------

NET CASH (USED) IN INVESTING ACTIVITIES              (15,010,478)    (4,756,396)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock
    - net of fund raising expenses                     3,328,584      3,976,275
    Issuance of Preferred Stock
     - net of funding costs                           16,716,840             --
    Loans receivable after more than one year           (640,439)            --
    Bank borrowing                                      (601,376)        49,389
    Repayment of long term Bank Borrowings            (1,561,714)            --
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             17,241,895      4,025,664
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES                           (5,796)       (40,156)
                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                2,103,275        242,072
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 6,282,465        722,961
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       8,385,740        965,033
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's audited consolidated financial statements, as well as other financial information for the fiscal year ended February 29, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Auto Data Network, Inc. (incorporated in Delaware on November 6, 1996) and its wholly owned subsidiaries Auto Data Network (UK) Limited, Allcars Retail Limited, County Services and Products Limited, E-Com Multi (UK) Limited, MMI Automotive Limited, Ifact Limited, Avenida Technologies Limited, Alliance Consultancy Limited and MAM Software Limited. All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. While management has been successful in raising capital and plans to raise additional equity capital, there can be no assurance that these plans will be achieved.

NATURE OF BUSINESS

Auto Data Network Inc., is a group of companies which provide software products and services to the automotive industry. The company offers a suite of software products that provides an integrated solution to all operational aspects of an automotive dealership. This allows dealerships to operate their businesses more efficiently and achieve considerable cost savings. The suite of software is easily deployed and provides solutions to increasingly valuable and important areas of a dealership business, such as aftermarket and finance.

CONCENTRATIONS OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

SIGNIFICANCE OF ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options.

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period. .

INCOME PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would have been anti-dilutive

                                                          Three Months Ended
                                                                May 31,
                                                          2004         2003
                                                        ----------------------
Numerator - Net profit                                 $1,113,743   $  354,404
Denominator - Weighted average shares outstanding      24,369,545   13,552,289
Net profit per share                                   $     0.05   $     0.03


INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of May 31, 2004 and 2003, the Company had net operating profit for income tax reporting purposes of approximately $1,113,743 and $354,404, respectively,

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts and notes payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

RECLASSIFICATIONS

Certain amounts included in prior periods' financial statements have been reclassified to conform to the current year's presentation.

NOTE 2- EQUITY TRANSACTIONS

Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five
(5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share.

NOTE 3 - COMMITMENTS

The company's corporate headquarters are located at 5 Century Place, Lamberts Road, Tunbridge Wells, Kent TN2 3EH, United Kingdom. ADN also has offices at 712 Fifth Avenue 19th Floor New York NY10019 and in London at 32 Haymarket, London SW1Y 4TP. The company occupies approximately 1500 square feet on one floor at its corporate headquarters, which is leased, approximately 300 square feet on one floor in the New York office, and approximately 600 square feet on one floor at the London office. The aggregate cost to the Company for its office accommodation is $31,800 per month.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended February 29, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended February 29, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended February 29, 2004.

OVERVIEW

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

County provides dealership solutions that are fully compliant with newly introduced legislation by the European Union to regulate the selling of insurance products. Under these new regulations, dealerships wishing to sell insurance products to their customers must be registered with, and authorized by, the Financial Services Authority.

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

ADN's recently announced release of 'Version 21' software by its subsidiary, MAM Software Inc., will benefit from the rules-based translation technology developed by Avenida. The combination of these two technologies, which utilize new open standards, such as Microsoft's (NASDAQ: MSFT) .NET initiative and XML, will provide integration services that universally connect automotive applications, data stores and network platforms--even across technical and organizational boundaries--and enable those resources to work together within one framework. This provides a foundation from which automotive companies, and their trading partners, are able to leverage existing information assets from a portfolio of Internet-based applications.

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

COMPANY STATUS

The Company has made significant progress in developing its product portfolio.

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

Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). We sold all of the Series B Preferred Stock for $3.80 per share resulting in gross proceeds of $20,437,947.

On March 15, 2004 the company announced that it had invested $11million in DCS Automotive Holdings Limited, Europe's largest dealer management system provider and a division of DCS Group PLC, for a one third equity interest. The company has the right to purchase the remaining two-thirds equity interest in DCS Automotive Holdings Limited upon the completion of certain financial performance criteria by DCS Automotive Holdings Limited.

On March 18, 2004 a Share sale agreement was completed to acquire the whole issued share capital of MMI- Automotive Ltd (MMI) a leading provider of business management and marketing systems for the United Kingdom and European automotive industry.

The Company continues to develop its product portfolio and its recent acquisitions and investments have increased its customer base. The Company is on track towards unifying its diverse product range onto a single, technology infrastructure which will allow every customer access to each product and service offered. The Company intends to supplement its product offering with additional software products in order to provide automotive customers with a turn-key solution to their business needs.

The likelihood of the Company's success must be considered in light of the fluctuating business purchasing cycles with respect to software and technology, and the highly competitive and regulatory environment in which we operate. The Company may not be successful in addressing the challenges brought by our environment. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected.

RESULTS OF OPERATIONS

During the first quarter ended May 31, 2004, work continued on product development programs as planned and the individual items are detailed below. In the quarter ended May 31, 2004, compared to the quarter ended May 31, 2003:
General and administrative expenses increased from $531,378 in the quarter ended May 31, 2003, to $1,764,487 in the corresponding quarter for 2003. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth.

In the quarter ended May 31, 2004 the Company reported an increase in revenues to $16,080,235, up from $3,322,289 in the corresponding quarter from the previous year, reflecting the continuing impact of our acquisition program.

The company made a net profit of $1,113,743 in the quarter ended May 31, 2004 which compares with a net profit of $354,404 for the corresponding quarter in 2003. The Company's performance in this quarter is reflective of its ongoing expansion. It is anticipated that the company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Total assets have increased to $62,098,306.

Liquidity & Capital Resources - Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). The Company sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five (5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share. The Company used these funds primarily to complete its investment in DCS Automotive Limited and working capital to accelerate the development of its lead products. We believe this funding will be sufficient to support our business plan. Should we come up against any unforeseen problems, the Company will revisit its budget and adjust its costs to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended May 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES

Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five
(5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

There is no other information to report that is material to the Company's financial condition not previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                     Description
----------- ---------------------------------------------------------------

32 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

On April 6, 2004, we reported that on March 15, 2004, the Company issued a press release regarding the closing of its acquisition of a one-third equity interest in DCS Automotive Holdings Limited for $11 million and its right to purchase the remaining two-thirds equity interest in DCS Automotive Holdings Limited upon the completion of certain financial performance criteria by DCS Automotive Holdings Limited.

On March 19,2004, we reported that on March 12, 2004, the Company issued a press release regarding the closing of a private equity financing of $16.5million through the sale of Series B-1 Preferred Stock and warrants.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                             /s/ Christopher Glover
                            ------------------------
                               Christopher Glover
                             Chief Executive Officer