Form 10QSB
period 2004-08-31
AUTO DATA NETWORK
filed 2004-10-18
CIK 1029762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2004

                             AUTO DATA NETWORK, INC.

                         (Commission File No. 000-24609)

             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3944580
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   5 Century Place, Lamberts Road,
 Tunbridge Wells, Kent, United Kingdom                         TN2 3EH
----------------------------------------                     -----------
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

Number of shares of Common Stock outstanding as of October 15, 2004 : 29,664,468

                      AUTO DATA NETWORK, INC.

                         TABLE OF CONTENTS

                                                                          Page

               PART 1 - FINANCIAL INFORMATION

  Item 1     Financial Statements (Unaudited)                             1-6

  Item 2     Management's Discussion and Analysis or Plan of Operation    6-13

  Item 3     Controls and Procedures                                        13

                 PART II - OTHER INFORMATION

  Item 1     Legal Proceedings                                              14

  Item 2     Changes in securities                                          14

  Item 3     Defaults Upon Senior Securities                                14

  Item 4     Submission of Matters to a Vote of Security Holders            14

  Item 5     Other Information                                              14

  Item 6     Exhibits                                                       15

             Signatures                                                  16-18

PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             AUTO DATA NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS AT AUGUST 31, 2004
                                   (UNAUDITED)

                                     ASSETS

                                               August 31, 2004      February 29, 2004
                                                  ------------       ------------
CURRENT ASSETS
Cash and cash equivalents                         $  8,375,681       $  6,282,465
Inventory                                            2,345,978          2,419,465
Accounts Receivable                                 10,240,993         12,398,307
Prepayments and Taxes                                2,515,870            390,531
Other Accounts Receivable                            3,835,319            836,970
                                                  ------------       ------------
TOTAL CURRENT ASSETS                                27,313,841         22,327,738
                                                  ============       ============

OTHER ASSETS
Accounts Receivable after more than one year           888,945          2,875,458
Tangible Fixed Assets                                1,547,710          2,344,989
Intangible Assets                                    2,511,083          1,840,895
Goodwill                                            40,365,983         16,856,409
Investments                                         10,772,593                 --
                                                  ------------       ------------
TOTAL ASSETS                                      $ 83,400,155         46,245,489
                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                         $    509,497          1,109,226
Other short term loans                                 651,878              8,293
Accounts payable                                     6,383,221          7,025,766
Accrued expenses                                     1,461,867            659,334
Deferred revenue                                     5,641,242            990,108
Other current liabilities                            5,454,454          1,566,189
Accrued tax                                          2,502,065          1,776,491
                                                  ------------       ------------
TOTAL CURRENT LIABILITIES                           22,604,224         13,135,407
                                                  ------------       ------------
LONG TERM LIABILITIES
Deferred revenue                                       937,600            911,470
Long term notes payable                              1,032,702                 --
Other long term liabilities                            750,000          1,574,974
                                                  ------------       ------------
TOTAL LIABILITES                                  $ 25,324,526       $ 15,621,851
                                                  ============       ============
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    9,543,132 issued and outstanding                     9,543              2,866
Common stock, $.001 par value;
    authorized 50,000,000 shares;
    27,830,727 issued and outstanding                   27,831             21,620
  Additional paid in capital                        53,164,711         28,049,231
  Retained earnings                                  5,308,084          2,868,624
  Accumulated other comprehensive loss                (434,540)          (318,703)
                                                  ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                          58,075,629         30,623,638
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 83,400,155       $ 46,245,489
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

                                                     Three Months                        Six Months
                                                       Ended                               Ended
                                                     August 31,                          August 31,
                                              2004               2003              2004               2003

REVENUES                                 $ 16,812,076       $  5,612,054       $ 32,892,311       $  9,006,104

COSTS OF REVENUES                           8,499,859          1,038,626         17,582,642          2,731,548
                                         ------------       ------------       ------------       ------------
GROSS MARGIN                                8,312,217          4,573,428         15,309,669          6,274,556
                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES
Personnel                                   3,388,550          1,344,724          6,494,136          1,826,869
Sales and marketing                           395,719             72,860            659,177            143,576
General and administration                  2,010,553          1,798,348          3,538,882          2,336,289
Depreciation and amortisation                 166,890            201,974            358,230            220,725
Rent                                          329,329                 --            565,487                 --
                                         ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                    6,291,041          3,417,906         11,615,912          4,527,459
                                         ------------       ------------       ------------       ------------

NET OPERATING PROFIT                        2,021,176          1,155,522          3,693,757          1,747,097

INTEREST AND FINANCE CHARGES                  (54,357)           (40,762)          (212,137)           (54,967)
FOREIGN EXCHANGE GAIN/(LOSS)                   59,838                 --             54,353                 --
INTEREST INCOME                               120,204                 --            122,361                 --
                                         ------------       ------------       ------------       ------------
NET PROFIT BEFORE TAXATION                  2,146,861          1,114,760          3,658,334          1,692,130

PROVISION FOR TAXATION                        245,200            386,336            471,858            592,246
SHARE OF LOSS IN ASSOCIATE COMPANY            186,204                 --            234,407                 --
DIVIDEND TO PREFERENCE STOCKHOLDERS           389,803                 --            512,609                 --
                                         ------------       ------------       ------------       ------------
NET PROFIT ATTRIBUTABLE
             TO COMMON STOCKHOLDERS         1,325,654            728,424          2,439,460          1,099,884

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency
  translation adjustments                    (110,041)          (108,296)          (115,837)          (148,452)
                                         ------------       ------------       ------------       ------------
TOTAL COMPREHENSIVE INCOME               $  1,215,613       $    620,128       $  2,246,731       $    951,432
                                         ============       ============       ============       ============

NET PROFIT PER COMMON SHARE,
   BASIC AND DILUTED                             0.05               0.05               0.10               0.08
                                         ============       ============       ============       ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                      27,049,061         14,389,850         25,413,843         14,389,850
                                         ============       ============       ============       ============

The accompanying notes are an integral part of these financial statements.
                                        2

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        August 31,
                                                                                  2004            2003
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                                  $  2,439,460    $  1,099,884
  Adjustments to reconcile net profit to
  net cash (used) in operating activities
    Depreciation and other non-cash charges                                        358,230         220,725
    Addback share of losses in associate companies                                 234,407              --
Changes in operating assets and liabilities net of effects from purchase of subsidiaries:
     (Increase)/Decrease in Accounts receivable                                  3,357,593      (7,562,240)
     (Increase) in Other current assets                                         (3,840,172)       (886,761)
     Increase/(Decrease) in Accounts payable                                      (902,374)      2,861,020
     Increase/(Decrease) in Accrued expenses                                      (967,209)      1,739,043
     Increase/(Decrease) in Other current liabilities                            2,295,192      (1,271,946)
     Increase in Other non current liabilities                                          --         614,185
                                                                              ------------    ------------

NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES                               2,975,127      (3,186,090)
                                                                              ------------    ------------

Effect of exchange rate changes                                                   (115,837)        (57,519)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of land and buildings                                     1,241,426              --
    Capital expenditure                                                         (1,027,115)       (448,359)
    Payment for purchase of Subsidiaries
        - net of cash acquired                                                 (16,300,015)     (4,314,556)
    Investment in Associate                                                    (11,007,000)             --
                                                                              ------------    ------------

NET CASH (USED) IN INVESTING ACTIVITIES                                        (27,092,704)     (4,762,915)
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock
    - net of fund raising expenses                                               3,328,584      10,273,962
    Issuance of Preferred Stock
     - net of funding costs                                                     21,799,784              --
    Loans receivable after more than one year                                    2,023,235              --
    Repayment of long term bank borrowings                                        (824,973)             --
                                                                              ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       26,326,630      10,273,962
                                                                              ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,093,216       2,267,438

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           6,282,465         722,961
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                 8,375,681       2,990,399
                                                                              ============    ============

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period.
..

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

                                                            Six Months Ended
                                                               August 31,

                                                           2004           2003
                                                      --------------------------
Numerator - Net profit                                 $ 2,439,460   $ 1,099,884
Denominator - Weighted average shares outstanding       25,413,843    14,389,850
Net profit per share                                   $      0.10   $     0.076

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of August 31, 2004 and 2003, the Company had net operating profit for income tax reporting purposes of approximately $2,439,460 and $1,099,884, respectively,

Fair Value of Financial Instruments

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

Auto Data Network, Inc., ("ADN") is a leading provider of business management solutions to the retail automotive industry across Europe and North America. ADN is focused on providing leading edge software solutions, integrated data and business services to support the business needs, and enhance the revenue earnings, of its automotive industry clients. Auto Data Network also provide a range of automotive retail options for both small businesses and consumers to compliment its relationships within the automotive sector

The company's principal target market for business solutions is the auto dealership sector. ADN provides a suite of software solutions that enable dealerships to run their businesses more efficiently and offer a range of business services that help maintain and enhance dealership profitability in the aftermarket area. The company's retail options focus on delivering innovative car retailing solutions for consumers and small businesses that dovetail into a number of ADN's aftermarket business solutions.

Underpinning all of these services is the development of Auto Data Network's 'unique' digital information network called 'Orbit'. Orbit is a data warehouse hub designed to extract and integrate data from a variety of software sources a within the automotive industry. This consolidated data is then packaged into an enriched format for access by subscribing automotive clients to help increase the efficiency of their business.

The company's primary market is automotive dealerships, of which there are approximately 78,000 in North America and 92,000 in Europe, representing a $15 billion market for related software and services. The company offers a suite of software products that provides an integrated solution to all operational aspects of an automotive dealership. ADN has a full suite of UK-based data and data applications, dealerships to operate their businesses more efficiently and achieve considerable cost savings. The suite of software is easily deployed and provides solutions to increasingly valuable and important areas of a dealership business, such as aftermarket and finance, which generate 48% of a dealership's profits from 12% of overall revenues, and 35% of profits from 2% of revenues respectively.

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

ADN's executive team has extensive operating experience, delivering to its strategic roadmap through establishing strong relationships with leading participants in the British, European and North American automotive industry. The company's strategy has been developed to reinforce and increase market share by leveraging existing relationships in different automotive distribution channels and providing a broad range of solutions, information and service offerings.

This strategy is supported by the objectives of the management;

      o     To accomplish and capitalize on industry integration; and

      o To deliver and expand our offering of information and solutions to our subscribers.

Since inception, the company has acquired nine separate businesses in these areas and developed two internally. The key to the successful integration of various industry infrastructures will be the creation and maintenance of an information architecture designed to ensure that all data that is captured is evaluated, structured and repackaged in a suitable, value-added format for resale.

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

ADN's ambition is to be recognised as the leading provider of integrated B2B electronic commerce, data and business management solutions for the automotive industry in Europe and the US. The company believes that it will achieve this by responding to its customers needs and by continually investing in its people to provide innovative and leading edge solutions.

Long-term objectives of the management include:

      o To become the leading retail automotive global electronic trading platform
      o     With continuous product and service development
      o     Build internal market communities
      o     Maximize traffic and transaction opportunities
      o     Seek alliances with other major exchanges in the value chain
      o     Expansion throughout Europe and North America

Auto Data Network is creating a digital information network called 'Orbit', to integrate the disparate data and software solutions supported within the automotive industry.

Orbit is a propriety information platform which can interface with the industry's many data systems to access and integrate live industry data. Orbit is developing a comprehensive suite of real time subscription software services which will enable users to access real-time information to support business processes and decisions.

Orbit will deliver to the industry newly conformed business data that is more detailed, current and precise than is currently available which will help companies increase efficiency, reduce internal costs and mitigate competitor advantage.

DESCRIPTIONS OF BUSINESS

The company groups its products and services into four areas, namely, Software Solutions, Data Services, Retail Solutions and Business Services.

Software Solutions

Auto Data Network through its specialist software companies is the leading European aftermarket software provider and the second largest aftermarket software provider in the States. The company operates four businesses in this product group: MAM Software Ltd

Supporting over 3000 sites, MAM are the market leaders in the after market parts software sector in the United Kingdom. MAM's products are tailored for companies engaged in parts supply, distribution and retailing, vehicle repair and servicing and engine and component reconditioning. MAM's software applications reduce supply market inefficiencies by allowing suppliers, dealers and customers to communicate with each other electronically via the Internet, allowing the development of off-site operations and total supply chain solutions. MAM's software applications are linked directly to the major manufacturers of automotive parts and accessories in the UK to monitor inventory levels, facilitating sales by providing real-time data to the distributors and dealers.

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

Carparts Technologies, Inc

On 2nd August, ADN completed its strategy with regard to CPT in buying 100% of the share capital.

CarParts Technologies, Inc. (CarParts) is a leading provider of software systems to the automotive aftermarket supply chain. Over 3,000 customers, including leading automotive aftermarket outlets, tier 1 manufacturers, program groups, warehouse distributors, tire and service chains and independent installers across all 50 U.S. states and Canada, rely on CarParts software. Under the terms of the agreement, Auto Data Network has provided a loan of $2 million to fund the continued growth of the company, which has been commited as part of the purchase consideration. CarParts also has been allowed to sell the MAM UK Software product Auto Part into the US- Market increasing the spam of client opportunity with no additional overhead.

Avenida Technologies Limited

Auto Data Network Inc acquired Avenida, a provider of software and real time data services to the automotive industry on 1st September 2003, including its parential product Brand Symphony its rules-based technology.

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

Data Services

Although the automotive industry has a rich source of data much of this information is spread over many disparate systems. Auto Data Network has identified a way to deliver a solution to this long standing problem.

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

Products and Services

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

RETAIL SOLUTIONS

With its focus on innovative solutions Auto Data Network has developed an alternative solution for consumer purchasing of both new and used vehicles. Using its internal trading platforms ADN is able to provide extensive choice to its customers whilst at the same time offering a unique distribution channel for automotive dealership clients.

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

BUSINESS SERVICES

2003 was a record year for used car sales, according to the latest figures from the SMMT (Society of Motor Manufacturers and Traders). Some 7,527,176 cars changed hands last year, up 5.4 percent on the previous year, even though sales slowed down a little in the last quarter. Auto Data Network offers a range of tailored products and services specifically designed to increase sales and profitability of its dealership clients delivered through ADN's specialist companies.

IFACT Ltd

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

CPT was purchased for $12.65 million settled by a cash payment equivalent to the committed loan of $2.75million, the issue of 2,140,641 Series D-1 Preferred shares to the value of (pound)4.9 million on August 2, 2004 and the balance of $5 million payable in shares on February 28, 2005.

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

RESULTS OF OPERATIONS

During the half year ended August 31, 2004, work continued on product development programs as planned and the individual items are detailed below. In the half year ended August 31, 2004, compared to the half year ended August 31, 2003: General and administrative expenses increased to $3,538,882 in the half year ended August 31, 2004 from $2,336,289 in the corresponding period for 2003. The main reason for the increase was the further acquisitions and development of the Company's infrastructure to support its planned growth.

In the half year ended August 31, 2004 the Company reported an increase in revenues to $32,892,311 up from $9,006,104 in the corresponding period from the previous year, reflecting the continuing impact of our acquisition program.

The company made a net profit of $2,439,460 in half year ended August 31, 2004 compares with a net profit of $1,099,884 for the corresponding period in 2003. The Company's performance in this period is reflective of its ongoing expansion. It is anticipated that the company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Total assets have increased to $83,400,155.

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended August 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we and our subsidiaries may be subject to various legal claims and proceedings arising in the ordinary course of business. Auto Data Network Inc., itself, is not a party to any litigation against it at this time.

However, we acquired CarParts Technologies, Inc. ("CarParts") in August 2004, and that company is a party to certain litigation over claims which its management believes have no merit and intends to defend against vigorously. The legal claims request aggregate damages of approximately $2,500,000. CarParts has accrued $525,000 in expected legal costs which were included in its accrued liabilities as of December 31, 2003.

Among the litigations are two, which are identified below, that relate to an asset purchase transaction.

Aidan J. McKenna ("McKenna") filed a complaint against CarParts in the Court of Common Pleas of Allegheny County, Pennsylvania on November 13, 2002 alleging that CarParts assumed the liability associated with McKenna's employment agreement with OpenWebs Corporation (the "Agreement"). If CarParts is found to have successor liability to McKenna for the Agreement and either OpenWebs Corporation ("OpenWebs") or CarParts is found to have breached the Agreement, then CarParts may be liable for any amount owed to McKenna as a result of any breach of the Agreement in the amount in excess of $2,053,000. CarParts asserts that although it acquired substantially all of the assets of OpenWebs in March 2002, the asset purchase agreement specifically excluded any liability associated with the Agreement.

In Signal Software Corporation vs. OpenWebs Corporation and CarParts Technologies. Signal Software Corporation ("Signal") filed a complaint against CarParts in the Court of Common Pleas of Allegheny County, Pennsylvania on April 7, 2003 alleging that CarParts' purchase of OpenWebs's assets was a fraudulent conveyance - i.e., that CarParts' noncash (stock) consideration was insufficient and didn't constitute reasonably equivalent value for OpenWebs' assets. Signal is seeking to have the asset purchase be set aside and all of the assets, including the Intelligent Trading Network, be returned to OpenWebs. CarParts classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired from OpenWebs as goodwill, but subsequently expensed the entire balance of the goodwill in 2002. Consequently, the assets in question are carried at no value on the balance sheet of CarParts.

Cooperative Computing, Inc. ("CCI"), a provider of computer software and database products and services, filed a complaint against CarParts in Federal District Court in Austin, Texas in May 2002 alleging that a product (the "ERP Software")of CarParts' subsidiary, CR Computing Solutions, Inc. ("CR"), violates the copyright of a CCI product and that CarParts has misappropriated trade secrets and intentionally interfered with certain contractual relationships of CCI. CarParts has mounted a defense against this claim. A significant portion of the costs of this defense have been reimbursed from CarParts' insurance policy.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                         /s/ Christopher Glover
                                                        ------------------------
                                                        Christopher Glover
                                                        Chief Executive Officer
                                                        October 18, 2004