Form 10QSB/A
period 2004-08-31
AUTO DATA NETWORK
filed 2004-12-09
CIK 1029762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2004
                         AS AMENDED ON DECEMBER 8, 2004

                             AUTO DATA NETWORK, INC.

                         (Commission File No. 000-24609)

 THIS AMENDMENT IS BEING FILED TO INCLUDE EXHIBITS NOT CONTAINED AS PART OF THE
        ORIGINAL FILING OF THE FORM 10-QSB FOR THE QUARTER BEING REPORTED

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

                             AUTO DATA NETWORK, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

             PART 1 - FINANCIAL INFORMATION

  Item 1     Financial Statements (Unaudited)                                1-6

  Item 2     Management's Discussion and Analysis or Plan of Operation      6-13

  Item 3     Controls and Procedures                                          13

             PART II - OTHER INFORMATION

  Item 1     Legal Proceedings                                                14

  Item 2     Changes in securities                                            14

  Item 3     Defaults Upon Senior Securities                                  14

  Item 4     Submission of Matters to a Vote of Security Holders              14

  Item 5     Other Information                                                14

  Item 6     Exhibits                                                         15

             Signatures                                                       16

PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             AUTO DATA NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                              AS AT AUGUST 31, 2004
                                   (UNAUDITED)

                                     ASSETS

                                                   August 31,        February 29,
                                                      2004               2004
                                                  ------------       ------------
CURRENT ASSETS
Cash and cash equivalents                         $  8,375,681       $  6,282,465
Inventory                                            2,345,978          2,419,465
Accounts Receivable                                 10,240,993         12,398,307
Prepayments and Taxes                                2,515,870            390,531
Other Accounts Receivable                            3,835,319            836,970
                                                  ------------       ------------
TOTAL CURRENT ASSETS                                27,313,841         22,327,738
                                                  ============       ============

OTHER ASSETS
Accounts Receivable after more than one year           888,945          2,875,458
Tangible Fixed Assets                                1,547,710          2,344,989
Intangible Assets                                    2,511,083          1,840,895
Goodwill                                            40,365,983         16,856,409
Investments                                         10,772,593                 --
                                                  ------------       ------------
TOTAL ASSETS                                      $ 83,400,155         46,245,489
                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                         $    509,497          1,109,226
Other short term loans                                 651,878              8,293
Accounts payable                                     6,383,221          7,025,766
Accrued expenses                                     1,461,867            659,334
Deferred revenue                                     5,641,242            990,108
Other current liabilities                            5,454,454          1,566,189
Accrued tax                                          2,502,065          1,776,491
                                                  ------------       ------------
TOTAL CURRENT LIABILITIES                           22,604,224         13,135,407
                                                  ------------       ------------
LONG TERM LIABILITIES
Deferred revenue                                       937,600            911,470
Long term notes payable                              1,032,702                 --
Other long term liabilities                            750,000          1,574,974
                                                  ------------       ------------
TOTAL LIABILITES                                  $ 25,324,526       $ 15,621,851
                                                  ============       ============
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    9,543,132 issued and outstanding                     9,543              2,866
Common stock, $.001 par value;
    authorized 50,000,000 shares;
    27,830,727 issued and outstanding                   27,831             21,620
  Additional paid in capital                        53,164,711         28,049,231
  Retained earnings                                  5,308,084          2,868,624
  Accumulated other comprehensive loss                (434,540)          (318,703)
                                                  ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                          58,075,629         30,623,638
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 83,400,155       $ 46,245,489
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

                                                     Three Months                        Six Months
                                                       Ended                               Ended
                                                     August 31,                          August 31,
                                         -------------------------------       -------------------------------
                                              2004               2003              2004               2003
                                         ------------       ------------       ------------       ------------
REVENUES                                 $ 16,812,076       $  5,612,054       $ 32,892,311       $  9,006,104

COSTS OF REVENUES                           8,499,859          1,038,626         17,582,642          2,731,548
                                         ------------       ------------       ------------       ------------
GROSS MARGIN                                8,312,217          4,573,428         15,309,669          6,274,556
                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES
Personnel                                   3,388,550          1,344,724          6,494,136          1,826,869
Sales and marketing                           395,719             72,860            659,177            143,576
General and administration                  2,010,553          1,798,348          3,538,882          2,336,289
Depreciation and amortisation                 166,890            201,974            358,230            220,725
Rent                                          329,329                 --            565,487                 --
                                         ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                    6,291,041          3,417,906         11,615,912          4,527,459
                                         ------------       ------------       ------------       ------------

NET OPERATING PROFIT                        2,021,176          1,155,522          3,693,757          1,747,097

INTEREST AND FINANCE CHARGES                  (54,357)           (40,762)          (212,137)           (54,967)
FOREIGN EXCHANGE GAIN/(LOSS)                   59,838                 --             54,353                 --
INTEREST INCOME                               120,204                 --            122,361                 --
                                         ------------       ------------       ------------       ------------
NET PROFIT BEFORE TAXATION                  2,146,861          1,114,760          3,658,334          1,692,130

PROVISION FOR TAXATION                        245,200            386,336            471,858            592,246
SHARE OF LOSS IN ASSOCIATE COMPANY            186,204                 --            234,407                 --
DIVIDEND TO PREFERENCE STOCKHOLDERS           389,803                 --            512,609                 --
                                         ------------       ------------       ------------       ------------
NET PROFIT ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                    1,325,654            728,424          2,439,460          1,099,884

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency
  translation adjustments                    (110,041)          (108,296)          (115,837)          (148,452)
                                         ------------       ------------       ------------       ------------
TOTAL COMPREHENSIVE INCOME               $  1,215,613       $    620,128       $  2,246,731       $    951,432
                                         ============       ============       ============       ============

NET PROFIT PER COMMON SHARE,
   BASIC AND DILUTED                             0.05               0.05               0.10               0.08
                                         ============       ============       ============       ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                      27,049,061         14,389,850         25,413,843         14,389,850
                                         ============       ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

                                                               Six Months Ended
                                                                   August 31,
                                                             2004            2003
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit ........................................   $  2,439,460    $  1,099,884
  Adjustments to reconcile net profit to
  net cash (used) in operating activities
    Depreciation and other non-cash charges .........        358,230         220,725
    Addback share of losses in associate companies ..        234,407            --
Changes in operating assets and liabilities net of
effects from purchase of subsidiaries:
     (Increase)/Decrease in Accounts receivable .....      3,357,593      (7,562,240)
     (Increase) in Other current assets .............     (3,840,172)       (886,761)
     Increase/(Decrease) in Accounts payable ........       (902,374)      2,861,020
     Increase/(Decrease) in Accrued expenses ........       (967,209)      1,739,043
     Increase/(Decrease) in Other current liabilities      2,295,192      (1,271,946)
     Increase in Other non current liabilities ......           --           614,185
                                                        ------------    ------------

NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES ..      2,975,127      (3,186,090)
                                                        ------------    ------------

Effect of exchange rate changes .....................       (115,837)        (57,519)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of land and buildings ........      1,241,426            --
    Capital expenditure .............................     (1,027,115)       (448,359)
    Payment for purchase of Subsidiaries -
      net of cash acquired ..........................    (16,300,015)     (4,314,556)
    Investment in Associate .........................    (11,007,000)           --
                                                        ------------    ------------

NET CASH (USED) IN INVESTING ACTIVITIES .............    (27,092,704)     (4,762,915)
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock -
       net of fund raising expenses .................      3,328,584      10,273,962
    Issuance of Preferred Stock -
       net of funding costs .........................     21,799,784            --
    Loans receivable after more than one year .......      2,023,235            --
    Repayment of long term bank borrowings ..........       (824,973)           --
                                                        ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........     26,326,630      10,273,962
                                                        ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........      2,093,216       2,267,438

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ..............................      6,282,465         722,961
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ....................................      8,375,681       2,990,399
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

                                                           Six Months Ended
                                                               August 31,
                                                      --------------------------
                                                          2004           2003
                                                      ------------   -----------
Numerator - Net profit                                 $ 2,439,460   $ 1,099,884
Denominator - Weighted average shares outstanding       25,413,843    14,389,850
Net profit per share                                   $      0.10   $     0.076

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

NOTE 2 - EQUITY TRANSACTIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Carparts Technologies, Inc.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit No.                             Description
-----------    -----------------------------------------------------------------

(3)            Articles of Incorporation and Bylaws

3.1 Certificate of Designations, Preferences And Rights Of Series D-1 Convertible Preferred Stock of Auto Data Network, Inc., adopted by Issuers Board of Directors on August 2, 2004;

3.2 Certificate of Merger between CarParts Technologies, Inc. and Car Parts Technologies Acquisition, Inc. with Car Parts Technologies Acquisition Inc. (a wholly owned subsidiary of Auto Data Network, Inc.) shall being the corporation surviving the merger dated August 6, 2004, and filed with the State of Delaware, Secretary of State, Division of Corporations on August 6, 2004;

(4)            Instruments  Defining the Rights of Security  Holders,  Including
               Indentures

4.1            Certificate of Designations, etc. listed as Exhibit 3.1 above;

(10)           Material Contracts

10.1 Amended and Restated Agreement and Plan of Merger by and Among Auto Data Network Inc., Car Parts Technologies Acquisition Inc., and Carparts Technologies, Inc., dated as of August 2, 2004;

10.2 Form of Unsecured Convertible Promissory Note issued by Auto Data Network, Inc., pursuant to Exhibit 10.1 above (also filed as
               Exhibit 10.5 to Auto Data Network's November 17, 2004 Registration Statement on Form SB-2);

10.3 Escrow Agreement by and among Auto Data Network Inc., Car Parts Technologies Acquisition Inc., Carparts Technologies, Inc., RHO Management Trust I, as representative of the shareholders of CarParts Technologies, Inc. and the Bank of New York, as Escrow Agent, dated as of August 6, 2004, executed in conjunction with
               Exhibit 10.1 above;

10.4 Form of Warrant Agreement for Junior Preferred Stock of Auto Data Network, Inc. issued by Auto Data Network, Inc. pursuant to
               Exhibit 10.1 above;

(31/32)        Certifications

31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


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

                                                /s/ Christopher Glover
                                               ------------------------
                                               Christopher Glover
                                               Chief Executive Officer
                                               December 8, 2004