Form 10QSB
period 2004-11-30
AUTO DATA NETWORK
filed 2005-01-18
CIK 1029762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 2004


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

Number of shares of Common Stock outstanding as of January 14. 2005 : 30,691,390

                             AUTO DATA NETWORK, INC.


                       TABLE OF CONTENTS

                                                                        Page

             PART 1 - FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)                            1-6

Item 2     Management's Discussion and Analysis or Plan of Operation   7-16

Item 3     Controls and Procedures                                      16

               PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                          16-17

Item 2     Changes in securities                                        17

Item 3     Defaults Upon Senior Securities                              17

Item 4     Submission of Matters to a Vote of Security Holders          17

Item 5     Other Information                                            17

Item 6     Exhibits                                                     18

           Signatures                                                 18-21

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             AUTO DATA NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT NOVEMBER 30, 2004
                                   (UNAUDITED)

                                                  November 30,       February 29,
                                                      2004               2004
ASSETS                                            ------------       ------------
CURRENT ASSETS
Cash and cash equivalents                         $  9,874,792       $  6,282,465
Inventory                                            2,199,641          2,419,465
Accounts Receivable                                 11,493,043         12,398,307
Prepayments and Taxes                                2,313,539            335,066
Other Accounts Receivable                            2,323,790            892,435
                                                  ------------       ------------
TOTAL CURRENT ASSETS                                28,204,805         22,327,738
                                                  ------------       ------------
OTHER ASSETS
Accounts Receivable after more than one year           889,214          2,875,458
Tangible Fixed Assets                                1,767,388          2,344,989
Intangible Assets                                    2,818,453          1,840,895
Goodwill                                            40,427,822         16,856,409
Investments in Associates                           10,519,597                -
                                                  ------------       ------------
TOTAL ASSETS                                      $ 84,627,279         46,245,489
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                         $    560,931          1,109,226
Other short term loans                                 294,292              8,293
Accounts payable                                     5,593,368          7,025,766
Accrued expenses                                     1,743,981            659,334
Deferred revenue                                     4,287,689            990,108
Other current liabilities                            5,753,822          1,566,189
Accrued tax                                          3,489,805          1,776,491
                                                  ------------       ------------
TOTAL CURRENT LIABILITIES                           21,723,888         13,135,407
                                                  ------------       ------------
LONG TERM LIABILITIES
Deferred revenue                                       891,037            911,470
Long term notes payable                                960,222                -
Other long term liabilities                                -            1,574,974
                                                  ------------       ------------
TOTAL LIABILITES                                  $ 23,575,147       $ 15,621,851
                                                  ============       ============
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    8,902,368 issued and outstanding                     8,902              2,866
Common stock, $.001 par value;
    authorized 75,000,000 shares;
    29,891,390 issued and outstanding                   29,891             21,620
  Additional paid in capital                        54,271,829         28,049,231
  Retained earnings                                  6,860,109          2,868,624
  Accumulated other comprehensive loss                (118,599)          (318,703)
                                                  ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                          61,052,132         30,623,638
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 84,627,279       $ 46,245,489
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)




                                                     Three Months                        Nine Months
                                                       Ended                               Ended
                                                     November 30,                        November 31,
                                              2004               2003              2004               2003
REVENUES                                 $ 19,304,259       $  6,218,593       $ 52,196,570       $ 15,095,548

COSTS OF REVENUES                          10,047,377          1,359,507         27,630,019          4,062,729
                                         ------------       ------------       ------------       ------------
GROSS MARGIN                                9,256,882          4,859,086         24,566,551         11,032,819
                                         ------------       ------------       ------------       ------------


OPERATING EXPENSES
Personnel                                   4,041,252          1,986,895         10,535,388          3,772,629
Sales and marketing                           409,848             16,252          1,069,025            159,477
General and administration                  1,685,983          1,533,481          5,224,865          3,831,989
Depreciation and amortization                 299,035            118,939            657,265            337,188
Rent                                          467,851                -            1,033,338                -
                                         ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                    6,903,969          3,655,567         18,519,881          8,101,283
                                         ------------       ------------       ------------       ------------

NET OPERATING PROFIT                        2,352,913          1,203,519          6,046,670          2,931,536

INTEREST AND FINANCE CHARGES                  (83,896)           (18,635)          (296,033)           (73,213)
FOREIGN EXCHANGE GAIN/(LOSS)                   33,245                -               87,598                -
INTEREST INCOME                                   418                -              122,779                -
                                         ------------       ------------       ------------       ------------
NET PROFIT BEFORE TAXATION                  2,302,680          1,184,884          5,961,014          2,858,323

PROVISION FOR TAXATION                        318,534            355,465            790,392            857,497
SHARE OF LOSS IN ASSOCIATE COMPANY            252,996                -              487,403                -
DIVIDEND TO PREFERENCE STOCKHOLDERS           179,125                -              691,734                -
                                         ------------       ------------       ------------       ------------
NET PROFIT ATTRIBUTABLE
             TO COMMON STOCKHOLDERS         1,552,025            829,419          3,991,485          2,000,826

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency
  translation adjustments                    315,941              40,846            200,104           (107,606)
                                         ------------       ------------       ------------       ------------
TOTAL COMPREHENSIVE INCOME               $  1,867,966       $    870,265       $  4,191,589       $  1,893,220
                                         ============       ============       ============       ============

NET PROFIT PER COMMON SHARE,
   BASIC AND DILUTED                             0.05               0.06               0.15               0.14
                                         ============       ============       ============       ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                      28,403,385         14,614,850         26,324,194         14,389,850
                                         ============       ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)



                                                                                    Nine Months Ended
                                                                                        November 30,
                                                                                  2004            2003
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                                  $  3,991,485    $  2,000,826
  Adjustments to reconcile net profit to
  net cash (used) in operating activities
    Depreciation and other non-cash charges                                        657,265         337,188
    Addback share of losses in associate companies                                 487,403             -
    Changes in operating assets and liabilities net of effects from purchase of subsidiaries:
     (Increase)/Decrease in Accounts receivable                                  2,105,543      (7,635,839)
     (Increase) in Other current assets                                         (1,414,518)     (3,110,144)
     Increase/(Decrease) in Accounts payable                                    (1,692,227)      2,312,867
     Increase/(Decrease) in Accrued expenses                                      (685,095)      1,691,033
     Increase/(Decrease) in Other current liabilities                            1,896,465      (1,975,853)
     Increase in Other non current liabilities                                     (20,433)      2,572,144
                                                                                -----------    ------------

NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES                               5,325,888      (3,807,778)
                                                                              ------------     ------------

Effect of exchange rate changes                                                    200,104        (107,606)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of land and buildings                                     1,241,426             -
    Capital expenditure                                                         (1,853,198)       (605,876)
    Payment for purchase of Subsidiaries
        - net of cash acquired                                                 (16,927,311)     (4,333,599)
    Investment in Associate                                                    (11,007,000)            -
                                                                              ------------     ------------

NET CASH (USED) IN INVESTING ACTIVITIES                                        (28,546,083)     (4,939,475)
                                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock
    - net of fund raising expenses                                               4,437,121      10,273,962
    Issuance of Preferred Stock
     - net of funding costs                                                     21,799,784       6,442,696
    Loans receivable after more than one year                                    2,022,966             -
    Repayment of long term debt                                                 (1,647,453)            -
                                                                              ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       26,612,418      16,716,658
                                                                              ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,592,327      7,861,799

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                           6,282,465         722,961
                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                 9,874,792       8,584,760
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

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's audited consolidated financial statements, as well as other financial information for the fiscal year ended February 29, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Auto Data Network, Inc. (incorporated in Delaware on November 6, 1996) and its wholly owned subsidiaries Auto Data Network (UK) Limited, Allcars Retail Limited, County Services and Products Limited, Orbit Automotive Data Limited (formerly E-Com Multi (UK) Limited), MMI Automotive Limited, IFact Limited, Avenida Technologies Limited, Alliance Consultancy Limited and MAM Software Limited. All significant inter-company accounts and transactions have been eliminated.

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

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' equity.

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

INCOME PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net profit per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

                                                            Nine Months Ended
                                                               November 30,

                                                           2004           2003
                                                      --------------------------
Numerator - Net profit                                 $ 3,991,485   $ 2,000,826
Denominator - Weighted average shares outstanding       26,324,194    14,389,850
Net profit per share                                   $     0.15    $     0.14

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

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of November 30, 2004 and 2003, the Company had net operating profit for income tax reporting purposes of approximately $5,269,280 and $2,858,323, respectively,

FAIR VALUE OF FINANCIAL INSTRUMENTS

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


NOTE 2- EQUITY TRANSACTIONS

Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five
(5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share. The company sold 2,140,641 of Series D1 Preferred Stock on August 2, 2004 and 2,660,600 Series D2 Preferred Stock are to be issued on February 28, 2005 to complete the acquisition of CarParts Technologies, Inc.

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

OVERVIEW

Auto Data Network, Inc., ("ADN") is a leading provider of business management solutions to the retail automotive industry across Europe and North America. ADN is focused on providing leading edge software solutions, integrated data and business services to support the business needs, and enhance the revenue earnings, of its automotive industry clients. ADN also provide a range of automotive retail options for both small businesses and consumers to compliment its relationships within the automotive sector

The company's principal target market for business solutions is the auto dealership sector. ADN provides a suite of software solutions that enable dealerships to run their businesses more efficiently and offer a range of business services that help maintain and enhance dealership profitability in the aftermarket area. The company's retail options focus on delivering innovative car retailing solutions for consumers and small businesses that dovetail into a number of ADN's aftermarket business solutions.

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

The company's primary market is automotive dealerships, of which there are approximately 78,000 in North America and 92,000 in Europe, representing a $15 billion market for related software and services. The sales, distribution, servicing and after-market industry for motor vehicles is large and represents $1.7 trillion of economic activity in North America alone. The market is hungry for change and the introduction of new products and services which make conducting business more efficient and offer new opportunities for revenue generation and cost saving. Technologies such as the Internet, broadband data transmission, wireless and handheld digital devices are creating entirely new ways to share information and conduct business in the automotive retailing marketplace.

         CONSUMERS are armed with more information than ever before. They clearly expect an improved experience at the point of sale, whether they enter the physical bricks and mortar of an automotive retailer or make their purchase through the click of a mouse.

         CAR MANUFACTURERS continually need to reduce the costs of distribution. They strive to create build-to-order manufacturing strategies that will deliver the vehicles to match consumer requirements. They want to free up capital and inventory and improve customer service.

         AUTOMOTIVE RETAILERS want to know more about the consumer and to do a better job of marketing their products to them. Improved access to actionable data about their customers will help them establish long-term relationships through sophisticated CRM programs. They need to better integrate physical and online retailing strategies to create a strong brand. They want to improve the vehicle-shopping, purchase and service experience while improving efficiency and profitability.

         Allied products and services providers-like financial institutions, insurance companies, collision repair facilities and transport and vehicle divisions, want to lower costs, streamline processes and provide more value for the consumer by better sharing of data and integrating services.

         The transformation of the global automotive industry is underway. ADN intend to capitalize on this transformation and lead the market in the provision of solutions and award-winning software.

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

Since inception, the company has acquired fourteen separate businesses in these areas and developed two internally. The key to the successful integration of various industry infrastructures will be the creation and maintenance of an information architecture designed to ensure that all data that is captured is evaluated, structured and repackaged in a suitable, value-added format for resale.

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

In the U.K. alone the automotive industry is a substantial revenue-generating sector of the economy, with thousands of participating businesses. More than 2.5 million new vehicles were registered in 2003 in the UK market, with a sales value of over $75 billion, as reported by The Society of Motor Manufacturers and Traders Ltd. ("SMMT"). In addition, there were approximately 6.7 million used vehicle sales worth over $65 billion annually. We believe that additional incremental sales of insurance, spare parts and other auto related products create a total U.K. market in excess of $160 billion. Of the new vehicle sales each year, SMMT estimates that over 50% are sold to the fleet, leasing and rental markets. Over 30 different manufacturers compete in this market, through approximately 7,500 franchised retailers (31,000 outlets in total).

The retail automotive industry as a whole, though a multi-billion dollar industry, is characterized by disconnected businesses inhibiting the collection and utilization of critical transaction-related information. There has been significant consolidation among manufacturers, but the dealer networks, which serve as the primary means for distribution of products, tend to be entrepreneurial and highly fragmented.

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

In Europe recent changes in retail automotive distribution legislation have created an environment for consolidation in the market. Traditionally, retailers specialized in one geographic market with one franchise. To gain economies retail operations have begun to consolidate with many companies running software solutions to support and operate their business.

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

o To provide continuous product and service support and development

o Build internal market communities

o Maximize traffic and transaction opportunities

o Seek alliances with other major exchanges in the value chain

o Expansion throughout Europe and North America to maximise penetration into the established automotive markets whilst monitoring opportunities in third world and developing marketplaces


Auto Data Network is creating a digital information network called 'Orbit', to integrate the disparate data and software solutions supported within the automotive industry.

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

DESCRIPTIONS OF BUSINESS

The company groups its products and services into four areas, namely;

        o Software Solutions
        o Data Services
        o Retail Solutions
        o Business Services.

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

CARPARTS TECHNOLOGIES, INC

On 2nd August, ADN completed its strategy with regard to CarParts Technologies, Inc in buying 100% of the share capital.

CarParts Technologies, Inc. (CarParts) is a leading provider of software systems to the automotive aftermarket supply chain. Over 3,000 customers, including leading automotive aftermarket outlets, tier 1 manufacturers, program groups, warehouse distributors, tire and service chains and independent installers across all 50 U.S. states and Canada, rely on CarParts software. CarParts also has been allowed to sell the MAM UK Software product Auto Part into the US-Market increasing the spam of client opportunity with no additional overhead.

AVENIDA TECHNOLOGIES LIMITED

Auto Data Network Inc acquired Avenida, a provider of software and real time data services to the automotive industry on 1st September 2003, including its principal product, Brand Symphony, its rules-based technology.

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

To assist customers in adhering to these legislative changes, County's services include comprehensive compliance and training to meet standards necessary for FSA registration and satisfy continual audit criteria as laid down by the FSA. The services provide access to an extensive range of motor insurance products, which allow dealership customers to select and cost from a wider range of packages.

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

RETAIL SOLUTIONS

With its focus on innovative solutions Auto Data Network has developed an alternative solution for consumer purchasing of both new and used vehicles. Using its internal trading platforms ADN is able to provide extensive choice to its customers whilst at the same time offering a unique distribution channel for automotive dealership clients.
                                       13

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

IFACT GROUP LTD

In January, 2004 the Company completed the acquisition of IFact Group Ltd (IFact). IFact Ltd delivers effective and viable long-term solutions that focus on the regulatory requirements of the General Insurance Standards Council. IFact is one of the leading compliance consultancy practices in the United Kingdom specializing in providing expertise and support solutions on FSA regulation and compliance, and is one of a series of targeted acquisitions being made by Auto Data to extend its range of specialist services to dealership customers.

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

CarParts was purchased for $12.65 million settled by a cash payment equivalent to the committed loan of $2.75million, the issue of 2,140,641 Series D-1 Preferred shares to the value of $4.9 million on August 2, 2004 and the balance of $5 million payable in shares on February 28, 2005.

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

RESULTS OF OPERATIONS

During the nine months ended November 30, 2004, work continued on product development programs as planned and the individual items are detailed below. In the nine months ended November 30, 2004, compared to the nine months ended November 30, 2003: General and administrative expenses increased to $5,224,865 from $3,831,989 in the corresponding period for 2003. Further acquisitions and development of the Company's infrastructure to support its planned growth were the main causes for the increase.

In the nine months ended November 30, 2004 the Company reported an increase in revenues to $52,196,570 up from $15,095,548 for the corresponding period the previous year, reflecting the continuing impact of our acquisition program.

The company made a net profit of $3,991,485 in the nine months ended November 30, 2004 compared with a net profit of $2,000,826 for the corresponding period in 2003. It is anticipated that the company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Total assets have increased to $84,627,279 from $46,245,489.

Liquidity & Capital Resources - Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). The Company sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five (5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share. The Company used these funds primarily to complete its investment in DCS Automotive Limited and working capital to accelerate the development of its lead products. The company sold 2,140,641 of Series D1Preferred stock at $2.15 per share on August 2, 2004 and 2,660,600 Series D2 Preferred stock which will be issued on February 28, 2005 to complete the acquisition of CarParts Technologies.

We believe our current funding will be sufficient to support our business plan. However, a key element of our business strategy is to continue to acquire and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

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

CHANGES IN INTERNAL CONTROLS DURING THIS FINANCIAL REPORTING PERIOD

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended November 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



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

ITEM 2.  CHANGES IN SECURITIES

Between February 12, 2004, and March 30, 2004, the Company sold an aggregate total of 5,105,881 shares of Series B-1 Preferred Stock Convertible Notes, of which 764,581 Series B-1 Preferred Shares were sold to those preferred stockholders who elected to exercise their preemption rights, and between March 31, 2004 and May 20, 2004 the Company sold an aggregate total of 272,526 shares of Series B-2 Preferred Stock Convertible Notes ("Series B Preferred Stock"). All of these sales were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act"). We sold all of the Series B Preferred Stock for $3.80 per share. Each of the Series B Preferred Stock shares is currently convertible into two (2) shares of our common stock. For each five
(5) shares of Series B Preferred Stock purchased, subscribing investors received warrants to purchase two (2) shares of the Company's common stock at an initial exercise price equal to $2.50 per share. In addition, the Company issued warrants to purchase up to 1,068,085 shares of our common stock to various investment advisors and consultants. These warrants are exercisable at the price of $1.90 per share.
The company sold 2,140,641 of Series D1Preferred stock at $2,15 per share on August 2, 2004 and 2,660,600 Series D2 Preferred stock which will be issued on February 28, 2005 to complete the acquisition of CarParts Technologies.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

There is no other information to report that is material to the Company's financial condition not previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit No.   Description


  (3)    Certifications

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


(b) REPORTS ON FORM 8-K

November 29, 2004 Item 5.03 Amendment to Articles of Incorporation or Bylaws. The company announced approval by stockholders of an increase in the authorized common stock, par value $0.001, from 50,000,000 to 75,000,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

 /s/ Christopher Glover
------------------------
Christopher Glover
Chief Executive Officer
January 17, 2005