Form 10QSB/A
period 2003-11-30
AUTO DATA NETWORK
filed 2005-05-20
CIK 1029762

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

                         PART I - FINANCIAL INFORMATION

                             AUTO DATA NETWORK INC.
                           CONSOLIDATED BALANCE SHEET

                                                   As Of               As Of
                                              November 30,2003   February 28,2003
                                                (Unaudited)          (Audited)
                                                -----------         -----------
ASSETS
Current Assets
Cash and equivalents                            $ 8,584,760         $   722,961
Accounts Receivable                               6,116,321             867,106
Other accounts receivable                           846,215                   0
Prepaid expenses                                    194,505               1,194
Inventories                                         316,380                   0
                                                -----------         -----------
 Total Current Assets                            16,058,181         $ 1,591,261

Accounts receivable due after more
 than one year
 Other accounts receivable                        2,002,898                   0

Fixed Assets less accumulated depreciation      $   470,855         $    54,159
Intangibles                                       9,061,064           7,498,181
Goodwill                                          7,473,108                   0
                                                -----------         -----------
 TOTAL ASSETS                                   $35,066,106         $ 9,143,601

LIABILITIES
Current Liabilities
 Accounts Payable                                 4,572,844         $ 1,451,366
 Accrued Expenses and sundry
 accounts payable                                   537,945             279,683
 Short-Term Loans                                    24,677              22,583
 Short Bank Borrowing                               446,457             289,744
 Other current liabilities                          826,753                   0
                                                -----------         -----------
 Total Current Liabilities                      $ 6,408,676         $ 2,043,376
Other Liabilities
 Accrued Tax                                              0             488,000
 Taxation payable                                 1,244,217                   0
 Value added tax                                    828,119                   0
 Long Term Liabilities & Deferred
 Income                                           1,117,058                   0
                                                -----------         -----------
Total Liabilities                               $ 9,598,070         $ 2,531,376

STOCKHOLDERS' EQUITY
 Common Stock, $.001 par value,
 Authorized 50,000.000 Shares;
 Issued and Outstanding
 14,839,850 Shares                                   14,840              11,590
Preferred Stock 5,328,300 $.001
Par value issued and outstanding                      5,328
Additional Paid in Capital                       23,953,550           7,214,749
Accumulated Other Income                            169,433              61,827

Accumulated Surplus/Deficit                       1,324,885            (675,941)
                                                -----------         -----------
Total Stockholders' Equity                      $25,468,036         $ 6,612,225
                                                -----------         -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $35,066,106         $ 9,143,601
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

                             AUTO DATA NETWORK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                November 30, 2003

                                                For the 3 mos      For the 3 mos
                                                    Ended              Ended
                                              November 30, 2003  November 30, 2002
                                                 (Unaudited)        (Unaudited)
                                                 -----------        -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income Profit                                $   829,419        $   117,291
Adjustments to Reconcile Net Loss
To Cash Used in Operating
Activities:
 Depreciation and other non-cash
  charges                                            118,939              6,440
 Other Non cash changes
 Changes in Assets, Liabilities
  Accounts receivable                               (572,784)
  Other current assets                            (1,701,617)
  Tangible assets                                   (164,236)
  Accounts Payable                                   260,459
  Accrued Expenses                                   (12,101)
Other Non current liabilities                      1,478,215           (112,174)
                                                 -----------        -----------
Total adjustments                                   (593,125)          (105,734)

Net Cash Provided/(Used in)
Operations                                           236,294             11,557

CASH FLOWS FROM INVESTING
ACTIVITIES:

Acquisition of subsidiaries                       (1,401,420)                 0
Investing Activities                                       0                  0
Net cash used in investing
Activities                                        (1,401,420)                 0

CASH FLOWS FROM FINANCING
ACTIVITIES:

New Share issue - Common stock                           450                  0
New Share issue - Preferred stock                      3,298
Additional Paid-in Capital                         6,469,669                  0
Effect of Exchange rates on cash                     344,880                  0
Other non cash changes                                     0                  0
                                                 -----------        -----------
                                                   6,818,297                  0
Net Change in Cash and
Equivalents                                        5,653,171             11,557

Cash and Cash Equivalents at
Beginning of Period                                2,485,132              1,670
                                                 -----------        -----------
Cash and Cash Equivalents at
End of Period                                    $ 8,138,303             13,227
Bank overdraft                                      (446,457)
Supplemental disclosure of cash flow
Information
Interest paid                                         25,291

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

NOTE 10 - SUBSEQUENT EVENT

As the Company has previously advised, the Company's independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, F. E. Hanson Ltd., has been determined to be not current in its registration with the Public Company Accounting Oversight Board. Upon the approval of the Company's board of directors the Company is on this date separately amending its Annual Report on Form 10KSB for the period ending February 29, 2004 to delete the auditor's report from F.E. Hanson Ltd. and label all financial statements periods ending after October 22, 2003 as unaudited. In addition, on this date the Company is separately amending its Quarterly Reports on Form 10QSB for the periods ending November 30, 2003, May 31, 2004, August 31, 2004, and November 30, 2004 to delete any references which may appear therein to audit reports or reviews by F.E. Hanson Ltd. in respect of periods ending after October 22, 2003 and to label any financial statements for periods ending after October 22, 2003 as unaudited. In view of F.E.Hanson Ltd.'s non-registration with the Public Company Accounting Oversight Board, on this date the Company is also advising securityholders that the Company is not current in its reporting under the Securities Exchange Act of 1934 and they may not utilize Rule 144 or similar rules for resales of securities at this time. In addition, they may they may not make purchases or sales of securities in reliance upon prospectuses under any of the Company's Registration Statements on Form SB-2 or Form S-8 filed or amended after October 22, 2003.

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


                        /s/ Auto Data Network Inc.
                        Christopher Glover, President

                        Dated: May 18, 2005


                        /s/ Auto Data Network Inc.
                        Lee Cole, Principal Accounting Officer

                        Dated: May 18, 2005