Form 10KSB/A
period 2004-02-29
AUTO DATA NETWORK
filed 2005-05-20
CIK 1029762

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

ITEM 6. SELECTED FINANCIAL DATA

                                                For the Year       For the Year
                                                    Ended               Ended
                                              February 29, 2004   February 28, 2003
                                              -----------------   -----------------
Cash and Cash Items                              $ 6,282,465         $     3,591
Marketable Securities                                      0             719,370
Prepaid Expenses                                     335,066               1,194
Notes and Accounts Receivable                        892,435             867,106
Allowances for doubtful accounts                           0                   0
Inventory                                          2,419,465                   0
Total Current Assets                              22,327,738           1,591,261
Property, plant and equipment                      2,344,989              54,159
Other Assets                                      21,327,887           7,498,181
Accumulated depreciation                             499,572                   0
Total assets                                      46,331,083           9,143,601

Total current liabilities                         13,135,407           2,531,376
Common stock                                          23,602              11,590
Other stockholders' equity                        28,049,231           7,214,749
Total Liabilities and
 Stockholders' equity                             46,331,083           9,143,601
Total Revenues                                    25,330,056           1,772,996
Cost of Tangible Goods Sold                                0             590,193
Total Costs and Expenses applicable               12,839,838             313,528
    To sales and revenues
Provision for doubtful accounts                            0                   0
Income before taxes
    and other items                                4,432,315             846,711
Income/loss continuing
    operations                                     4,432,315             846,711
Goodwill write off                                         0                   0
Income tax expenses                                  644,034             332,063
Net Income or loss                                 3,649,527             514,648

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the company's results of operations and financial condition. The discussion should be read together with our consolidated financial statements and notes included under Item 7 in this annual report on Form 10-KSB, which consolidated financial statements are presented beginning at page F-1, for further details.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION


         CONSOLIDATED BALANCE SHEET FOR PERIOD ENDING FEBRUARY 29, 2004

                             AUTO DATA NETWORK INC.


                                                   As of             As of
                                             February 29 2004  February 28, 2003
                                                 Unaudited
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

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING FEBRUARY 29, 2004


                                                   As of             As of
                                             February 29 2004  February 28, 2003
                                                Unaudited
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

                             AUTO DATA NETWORK, INC.

                       CONSOLIDATED STATEMENT OF CASHFLOWS
                     FOR THE PERIOD ENDING FEBRUARY 29, 2004



   For the Year       For the Year
       Ended             Ended
February 29, 2004  February 28, 2003
    Unaudited
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

                             AUTO DATA NETWORK, INC.

                          Notes to Financial Statements

                     For the Period Ending February 29, 2004


NOTE 1 NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 12 - SUBSEQUENT EVENT

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