Form 10QSB/A
period 2004-05-31
AUTO DATA NETWORK
filed 2005-05-20
CIK 1029762

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

These statements should be read along with the Consolidated Financial Statements and Notes that go along with the Company's consolidated financial statements, as well as other financial information for the fiscal year ended February 29, 2004 as presented in the Company's Annual Report on Form 10-KSB. The results of operations and cash flows for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending February 28, 2005.

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

                                                             Three Months Ended
                                                                    May 31,

                                                           2004              2003
                                                        -----------       -----------
Numerator - Net profit                                  $ 1,113,743       $   354,404
Denominator - Weighted average shares outstanding        24,369,545        13,552,289
Net profit per share                                    $      0.05       $      0.03

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

NOTE 4 - SUBSEQUENT EVENT

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

The following discussion should be read along with the Consolidated Financial Statements and Notes to our financial statements for the fiscal year ended February 29, 2004.

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