Form 10QSB/A
period 2004-11-30
AUTO DATA NETWORK
filed 2005-05-20
CIK 1029762

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

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             AUTO DATA NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET
                             AS AT NOVEMBER 30, 2004
                                   (UNAUDITED)

                                                   November 30,        February 29,
                                                       2004                2004
                                                   ------------        ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $  9,874,792        $  6,282,465
Inventory                                             2,199,641           2,419,465
Accounts Receivable                                  11,493,043          12,398,307
Prepayments and Taxes                                 2,313,539             335,066
Other Accounts Receivable                             2,323,790             892,435
                                                   ------------        ------------
TOTAL CURRENT ASSETS                                 28,204,805          22,327,738
                                                   ------------        ------------
OTHER ASSETS
Accounts Receivable after more than one year            889,214           2,875,458
Tangible Fixed Assets                                 1,767,388           2,344,989
Intangible Assets                                     2,818,453           1,840,895
Goodwill                                             40,427,822          16,856,409
Investments in Associates                            10,519,597                  --
                                                   ------------        ------------
TOTAL ASSETS                                       $ 84,627,279          46,245,489
                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank loans and overdrafts                          $    560,931           1,109,226
Other short term loans                                  294,292               8,293
Accounts payable                                      5,593,368           7,025,766
Accrued expenses                                      1,743,981             659,334
Deferred revenue                                      4,287,689             990,108
Other current liabilities                             5,753,822           1,566,189
Accrued tax                                           3,489,805           1,776,491
                                                   ------------        ------------
TOTAL CURRENT LIABILITIES                            21,723,888          13,135,407
                                                   ------------        ------------
LONG TERM LIABILITIES
Deferred revenue                                        891,037             911,470
Long term notes payable                                 960,222                  --
Other long term liabilities                                  --           1,574,974
                                                   ------------        ------------
TOTAL LIABILITES                                   $ 23,575,147        $ 15,621,851
                                                   ============        ============
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
    authorized 25,000,000 shares;
    8,902,368 issued and outstanding                      8,902               2,866
Common stock, $.001 par value;
    authorized 75,000,000 shares;
    29,891,390 issued and outstanding                    29,891              21,620
  Additional paid in capital                         54,271,829          28,049,231
  Retained earnings                                   6,860,109           2,868,624
  Accumulated other comprehensive loss                 (118,599)           (318,703)
                                                   ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                           61,052,132          30,623,638
                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 84,627,279        $ 46,245,489
                                                   ============        ============

   The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)


                                                   Three Months                        Nine Months
                                                     Ended                               Ended
                                                   November 30,                        November 31,
                                              2004                2003                2004                2003
                                          ------------        ------------        ------------        ------------
REVENUES                                  $ 19,304,259        $  6,218,593        $ 52,196,570        $ 15,095,548

COSTS OF REVENUES                           10,047,377           1,359,507          27,630,019           4,062,729
                                          ------------        ------------        ------------        ------------
GROSS MARGIN                                 9,256,882           4,859,086          24,566,551          11,032,819
                                          ------------        ------------        ------------        ------------


OPERATING EXPENSES
Personnel                                    4,041,252           1,986,895          10,535,388           3,772,629
Sales and marketing                            409,848              16,252           1,069,025             159,477
General and administration                   1,685,983           1,533,481           5,224,865           3,831,989
Depreciation and amortization                  299,035             118,939             657,265             337,188
Rent                                           467,851                  --           1,033,338                  --
                                          ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                     6,903,969           3,655,567          18,519,881           8,101,283
                                          ------------        ------------        ------------        ------------

NET OPERATING PROFIT                         2,352,913           1,203,519           6,046,670           2,931,536

INTEREST AND FINANCE CHARGES                   (83,896)            (18,635)           (296,033)            (73,213)
FOREIGN EXCHANGE GAIN/(LOSS)                    33,245                  --              87,598                  --
INTEREST INCOME                                    418                  --             122,779                  --
                                          ------------        ------------        ------------        ------------
NET PROFIT BEFORE TAXATION                   2,302,680           1,184,884           5,961,014           2,858,323

PROVISION FOR TAXATION                         318,534             355,465             790,392             857,497
SHARE OF LOSS IN ASSOCIATE COMPANY             252,996                  --             487,403                  --
DIVIDEND TO PREFERENCE STOCKHOLDERS            179,125                  --             691,734                  --
                                          ------------        ------------        ------------        ------------
NET PROFIT ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                     1,552,025             829,419           3,991,485           2,000,826

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency
  translation adjustments                      315,941              40,846             200,104            (107,606)
                                          ------------        ------------        ------------        ------------
TOTAL COMPREHENSIVE INCOME                $  1,867,966        $    870,265        $  4,191,589        $  1,893,220
                                          ============        ============        ============        ============

NET PROFIT PER COMMON SHARE,
   BASIC AND DILUTED                              0.05                0.06                0.15                0.14
                                          ============        ============        ============        ============
WEIGHTED AVERAGE
   SHARES OUTSTANDING                       28,403,385          14,614,850          26,324,194          14,389,850
                                          ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                             AUTO DATA NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                               November 30,
                                                                         2004                2003
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                         $  3,991,485        $  2,000,826
  Adjustments to reconcile net profit to
  net cash (used) in operating activities
    Depreciation and other non-cash charges                               657,265             337,188
    Addback share of losses in associate companies                        487,403                  --
    Changes in operating assets and liabilities net of effects from purchase of subsidiaries:
     (Increase)/Decrease in Accounts receivable                         2,105,543          (7,635,839)
     (Increase) in Other current assets                                (1,414,518)         (3,110,144)
     Increase/(Decrease) in Accounts payable                           (1,692,227)          2,312,867
     Increase/(Decrease) in Accrued expenses                             (685,095)          1,691,033
     Increase/(Decrease) in Other current liabilities                   1,896,465          (1,975,853)
     Increase in Other non current liabilities                            (20,433)          2,572,144
                                                                     ------------        ------------

NET CASH PROVIDED BY/(USED IN)OPERATING ACTIVITIES                      5,325,888          (3,807,778)
                                                                     ------------        ------------

Effect of exchange rate changes                                           200,104            (107,606)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of land and buildings                            1,241,426                  --
    Capital expenditure                                                (1,853,198)           (605,876)
    Payment for purchase of Subsidiaries
        - net of cash acquired                                        (16,927,311)         (4,333,599)
    Investment in Associate                                           (11,007,000)                 --
                                                                     ------------        ------------

NET CASH (USED) IN INVESTING ACTIVITIES                               (28,546,083)         (4,939,475)
                                                                     ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock
    - net of fund raising expenses                                      4,437,121          10,273,962
    Issuance of Preferred Stock
     - net of funding costs                                            21,799,784           6,442,696
    Loans receivable after more than one year                           2,022,966                  --
    Repayment of long term debt                                        (1,647,453)                 --
                                                                     ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              26,612,418          16,716,658
                                                                     ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,592,327           7,861,799

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  6,282,465             722,961
                                                                     ------------        ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                        9,874,792           8,584,760
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

The autoauction information service is also provided for the location of vehicles offered for sale by all subscribing dealers. The subscribing dealers utilize this proprietary network to locate and purchase vehicles to fit specific customer requirements. The information services offers a huge virtual stock of used vehicles at no extra cost so that the sales opportunities are maximized for both the retailer and stockholding dealer

t 0 0 The Allcars Retail information service also enables consumers to locate their ideal vehicle by visiting their local dealer and using our online portal. This is an innovative and highly successful vehicle retailing services that allows the consumer unlimited choice of vehicles to purchase by detailing the type of vehicle and style options required, instead of by brand name. The vehicles that meet the consumers requested options together with location and cost are then displayed to the dealer. The suite guides the consumer to the most appropriate vehicle and immediately allowing the dealership to satisfy the request by the connection to Auto Auctions and Orbit Data Interchange.

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